Form 10-K
period 2024-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2024-11-19
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number 001-11038

____________________

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0857886 (I.R.S. Employer Identification No.)

4201 Woodland Road P.O. Box 69 Circle Pines, Minnesota (Address of principal executive offices)	55014 (Zip Code)

(763) 225-6600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.02 per share	NTIC	The Nasdaq Stock Market

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 29, 2024 (the last business day of the registrant’s second fiscal quarter) as reported by The Nasdaq Stock Market on that date was approximately $98.5 million.

As of November 19, 2024, 9,470,507 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be held January 17, 2025.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2024

_______________

This annual report on Form 10-K contains certain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Part I. Item 1. Business – Forward-Looking Statements.”

i

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

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. NTIC’s primary business is corrosion prevention products and services, marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, NTIC markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These sustainable packaging products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

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

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics.  The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, coatings, injection molding, thermoforming, profile extrusion and engineered plastics.  These resin compounds are certified to be fully biodegradable in a commercial composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products.  In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents.  NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products.

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly-owned subsidiary in China, NTIC (Shanghai) Co., Ltd., and majority-owned subsidiaries in India, Natur-Tec India Private Limited, and Sri Lanka, Natur Tec Lanka (Pvt) Ltd, and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 11 operating subsidiaries in North America, South America, Europe, and Asia, the results of which are fully consolidated in NTIC’s consolidated financial statements. While most of NTIC’s subsidiaries exclusively sell rust and corrosion inhibiting products, some of the subsidiaries also sell NTIC’s Natur-Tec® resin compounds and finished goods. The following table sets forth a list of NTIC’s operating subsidiaries as of November 19, 2024, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
HNTI Limited	India	100%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
Natur-Tec India Private Limited	India	75%
NTI Asean LLC	United States	60%
NTIC (Shanghai) Co., Ltd	China	100%
NTIC Europe GmbH	Germany	100%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(3)	60%
Zerust Taiwan Co., Ltd	Taiwan(3)	60%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V.	Mexico	100%

(1)	Natur Tec Lanka (Pvt) Ltd. is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore Pte Ltd is 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.
(3)	Zerust Vietnam Co. Ltd and Zerust Taiwan Co., Ltd are 100% owned by Zerust Singapore Pte Ltd and, therefore, indirectly owned by NTIC.

NTIC participates in 15 active joint venture arrangements in North America, Europe, and Asia.  Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned.   NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products.  NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. The following table sets forth a list of NTIC’s operating joint ventures as of November 19, 2024, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

ZERUST® Corrosion Prevention Solutions. In fiscal 2024, 74.2% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services. NTIC’s consolidated net sales in fiscal 2024 included $63,092,575 in sales of ZERUST® rust and corrosion inhibiting products and services, an increase of 2.2% from such sales in fiscal 2023. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance. This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers, and engineered solutions for the oil and gas industry as well as technical corrosion management and consulting services.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically to mitigate the types of corrosion that commonly form on the capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.  NTIC’s consolidated net sales in fiscal 2024 included $9,229,279 in sales made to customers in the oil and gas industry, an increase of 18.3% from such sales in fiscal 2023. In fiscal 2024, sales of ZERUST® corrosion prevention solutions to large customers in the oil and gas industry continued to become more consistent, with these customers continuing to re-order products. Sales within the U.S. also stabilized somewhat, and key customer relationships were expanded. While NTIC believes these trends show increased acceptance of corrosion solutions for the oil and gas industry, NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility, specifically due to economic factors, such as potential crude oil price changes and global supply/demand churn. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry may be subject to additional volatility due to uncertainty caused by certain environmental policies and priorities of the current administration. Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s sales compared to prior fiscal year period sales. Projects in South America, Europe, the Middle East, and Southeast Asia are still a small but growing, strategically important part of the sales growth picture.

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

Natur-Tec® Resin Compounds and Finished Products. In fiscal 2024, 25.8% of NTIC’s consolidated net sales were derived from a broad range of bioplastic packaging solutions, including bio-based and certified compostable (fully biodegradable) polymer resin compounds, and finished products under the Natur-Tec® brand.  NTIC’s consolidated net sales in fiscal 2024 included $21,966,942 in sales of Natur-Tec® resins and finished products, an increase of 20.9% compared to sales in fiscal 2023.  Market drivers such as volatile petroleum prices, reduced dependence on foreign oil, reduced carbon footprints, requirements by multinational brands for sustainable packaging solutions that meet Circular Economy and environmentally responsible end-of-life disposal mandates, and concerns about plastic residue in the environment have led to heightened interest in using sustainable, bio-based and renewable plant-biomass resources for the manufacture of plastics and industrial products.  Plastics that are fully biodegradable in commercial composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water, and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state, and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products, including regulations in China, India and certain states in the U.S., have also fueled this interest in bio-based and biodegradable-compostable plastics. The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully commercially compostable, or both.

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

Finished Products. Natur-Tec® finished products include totally biodegradable and compostable trash bags, agricultural film, and other single-use disposable products, such as food and consumer goods packaging currently marketed under the Natur-Bag® brand. The Natur-Bag® product line offers 15 different compostable trash bag sizes, from 3-gallon to 96-gallon, as well as shopper bags, produce bags and gloves.  The bags are available in various SKU configurations, including retail packs that are sold to the consumer either through retail outlets or through online stores and industrial case packs that are sold to commercial and industrial customers primarily through national and regional wholesalers and distributors.  The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable. These products are certified fully commercially compostable and carry the BPI Compostable logo in the United States and the TÜV Austria OK Compost logo in Europe.  Furthermore, these products were also independently tested and approved for use in organic waste diversion systems by Cedar Grove, one of the largest compost operators in the United States.

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

In China, NTIC sells its products and services through NTIC China. NTIC has wholly owned or majority-owned subsidiaries to conduct its business in Brazil, Mexico, Vietnam, and Singapore. In addition, NTIC sells its ZERUST products in India through this wholly owned subsidiary, HNTI Limited.

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

Natur-Tec® Resin Compounds and Finished Products. In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2024.  Target customers for Natur-Tec® finished products include individual consumers as well as commercial and institutional organizations, such as corporations and government agencies, and educational organizations, such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include plastics converters and foodservice ware brands that would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based and compostable end products, such as film, bags, and cutlery.  In June 2022, the State of California passed a law intended to reduce single-use plastics. Notably, the bill provides that, by 2032, all packaging must be recyclable or compostable. Additionally, as of November 19, 2024, Colorado, Connecticut, Delaware, Hawaii, Maine, New Jersey, New York, Oregon, Rhode Island Vermont and Washington had each enacted some form of ban on plastic bags. Accordingly, NTIC expects the U.S. market for bio-plastic solutions to grow substantially during the next several years.

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

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in India, China, Vietnam, and the United States. NTIC’s Natur-Tec® resin compounds can be shipped to manufacturing facilities around the world, where they then can be converted into finished products, such as film, coated paper or food serviceware.  NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by select sub-contractors.

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

NTIC anticipates that it will spend between $4,800,000 and $5,000,000 in fiscal 2025 on research and development activities.

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

In 1980, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world. The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for 12 letters of patent in the United States covering various corrosion inhibiting technologies, systems, and applications and now owns several patents in these areas. These patents and patent applications have been extended to the countries of strategic relevance to NTIC, including Australia, Brazil, Canada, China, Europe, Japan, India, Korea, Mexico, Russia, and Taiwan.  In addition, EXCOR owns several patents in the area covering various corrosion inhibiting technologies and has also applied for new patents on proprietary new corrosion inhibiting technologies.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection.  NTIC owns several patents outside the area of corrosion protection both in the United States and in countries of strategic relevance to NTIC, including the above-noted countries. NTIC holds 5 patents and patent applications in the Unites States covering various applications for biobased and compostable plastics. These patent and patent applications have been extended to countries of strategic relevance to NTIC, including Canada, Europe, UK, India, and China.

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

NTIC’s Natur-Tec® resin compounds and finished products are produced at facilities in India, China, Vietnam, and the United States. NTIC’s Natur-Tec® resin compounds can be shipped to manufacturing facilities around the world, where they then can be converted into finished products, such as film or cutlery. NTIC’s Natur-Tec® finished products are manufactured using NTIC’s Natur-Tec® resin compounds by select sub-contractors.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of historically widespread availability for such materials from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of domestic and international suppliers of the base resins used to manufacture the resin compounds and finished products, which occasionally contributes to supply issues.  During fiscal 2024, for example, NTIC experienced some delays in obtaining these base resins due primarily to international shipping issues. While NTIC experienced longer lead times for raw materials during fiscal 2024 as a result of supply chain disruptions, raw material costs declined somewhat in fiscal 2024 compared to fiscal 2023.

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

Backlog

NTIC had an estimated order backlog of $5,837,430 as of August 31, 2024, compared to $5,337,717 as of August 31, 2023, which was generally across all business units. Sales relating to this backlog are expected to be realized during first quarter of fiscal 2025. These are orders that are held by NTIC pending release instructions from the customers to be used for just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Human Capital Management

Headcount and Employee Demographics

As of August 31, 2024, NTIC had a total of 95 employees, with 93 full-time employees and 2 part-time employees, located in North America, consisting of 27 in sales and marketing, 28 in research and development and lab, 21 in administration, and 19 in production.  As of August 31, 2024, NTIC’s wholly-owned subsidiary in India, HNTI Limited, had 58 full-time employees, NTIC’s wholly owned subsidiary in China had 35 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India, Natur Tec India, had 40 full-time employees, its majority-owned subsidiary in Singapore, Zerust Singapore, had 1 full-time employee, its majority-owned subsidiary in Taiwan, Zerust Taiwan, had 9 full-time employees, its majority-owned subsidiary in Vietnam, Zerust Vietnam, had 6 full-time employees its wholly owned subsidiary in Mexico had no full-time employees, and its holding company, NTI Asean, had no full-time employees.

As of August 31, 2024, of our North American workforce, 41% are female, 32% are racially or ethnically diverse and 6% are veterans. Of our global management team, 40% are female and 23% are racially or ethnically diverse. Of our eight Board members, nearly 40% are female and nearly 40% are racially or ethnically diverse.

Turnover

NTIC continually monitors employee turnover rates as its success depends upon retaining highly trained engineering, manufacturing and operations personnel. The average tenure of our employees is nine years.

Management Team

NTIC believes its management team has the experience necessary to effectively execute its strategy and advance its product and technology leadership. The average tenure of the members of NTIC’s management team is 17 years.

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

NTIC monitors conditions that could lead to safety incidents and keeps track of injuries through reporting systems in accordance with the laws in the jurisdictions in which NTIC operates. NTIC tracks this data to assess the quality of its safety performance. NTIC defines lost time incidents as work-related incidents where a worker sustains an injury that results in time away from work. NTIC had only one lost time incident in each 2024 and 2023.

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

Forward-Looking Statements

This report on Form 10-K contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, operating results and financial condition, and the outcome of contingencies, such as legal proceedings. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 8, 2024, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	57	President and Chief Executive Officer

Matthew C. Wolsfeld	50	Chief Financial Officer and Corporate Secretary

G. Patrick Lynch, an employee of NTIC since 1995, has been President since July 2005 and Chief Executive Officer since January 2006 and has served as a director of NTIC since February 2004. Mr. Lynch served as President of North American Operations of NTIC from May 2004 to July 2005. Prior to May 2004, Mr. Lynch held various positions with NTIC, including Vice President of Strategic Planning, Corporate Secretary and Project Manager. Mr. Lynch is also an officer and director of Inter Alia Holding Company, which is a significant stockholder of NTIC. Prior to joining NTIC, Mr. Lynch held positions in sales management for Fuji Electric Co., Ltd. in Tokyo, Japan, and programming project management for BMW AG in Munich, Germany. Mr. Lynch received a Master of Business Administration degree from the University of Michigan Ross School of Business.

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

Other corporate officers of NTIC, their ages, and offices held, as of November 8, 2024, are as follows:

Name	Age	Position with NTIC
Vineet R. Dalal	55	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	51	Vice President and Director – Global Market Development – Oil & Gas
Brian Haglund	40	Vice President of Operations – North America

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

●	NTIC’s business in the past has been and, in the future, may be negatively impacted by inflation.
●

Supply chain disruptions in the past have interrupted and, in the future, could interrupt product manufacturing, increase product costs and result in lost sales, which have had and in the future may have a material adverse effect on NTIC’s business, operating results and financial condition.

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

●	Since a significant portion of NTIC’s earnings results from its equity income from joint ventures, which varies quarter to quarter, NTIC’s earnings are subject to quarterly fluctuations.

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

●	NTIC’s acquisition of the remaining 50% ownership interest of HNTI Limited and any future similar acquisitions involve risk.
●	The ongoing wars between Russia and Ukraine and Israel and Hamas may adversely affect NTIC’s business and results of operations.
●	The operations of NTIC China may be adversely affected by China’s evolving economic, political, and social conditions, as well as increasing tensions between the United States and China.
●	Intellectual property rights are difficult to enforce in China, which could harm NTIC’s business, results of operations, or financial condition.
●	Uncertainties with respect to the Chinese legal system may adversely affect the operations of NTIC China.
●	Failure to comply with the U.S. Foreign Corrupt Practices Act could subject NTIC to penalties and legal expenses.
●	Fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings and changes in NTIC’s foreign currency translation adjustments.
●	Economic uncertainty in developing markets could adversely affect NTIC’s revenue and earnings.

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

NTIC’s operating results are especially dependent upon the economic health of the economies in the United States, Europe, India and China. Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry or other events that may adversely affect the automotive industry may result in an adverse effect on NTIC’s net sales and its other operating results. In fiscal 2024, several events softened demand within the automotive industry which indirectly adversely impacted NTIC, including the United Auto Workers strike, automotive plant closures, a slowdown in the production of electric vehicles, the high price of vehicles, high interest rates and an overall sluggish automotive market. Any weakness in the global economy, particularly the United States, Europe, India and China, and in the automotive industry have negatively impacted and may continue to negatively impact NTIC’s business, operating results, and financial condition.

NTIC’s business in the past has been and, in the future, may be negatively impacted by inflation.

Increases in inflation may have a negative impact on NTIC’s business. While the persistent inflation experienced in fiscal 2022 stabilized in fiscal 2023 and fiscal 2024, relatively high levels of inflation continued to impact the overall demand for NTIC’s products, labor, and the margins NTIC and its joint ventures are able to realize on the sale of products, all of which have had and could continue to have a negative impact on NTIC’s business, financial position, results of operations and cash flows. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates. Although the U.S. Federal Reserve lowered interest rates by 0.50 percentage points in September 2024, it is not known whether additional action will be taken to lower interest rates and if this decrease, and any other decreases, will have an impact on inflation. High rates of interest or similar increases to interest rates in the future could increase the cost of capital available to NTIC and depress economic growth and could also negatively impact our business.

Supply chain disruptions in the past have interrupted and, in the future, could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Supply chain disruptions in fiscal 2024 related primarily to international shipping issues, as described below, which at times resulted in longer lead times, temporary raw material outages and higher shipping expenses. While NTIC took steps to minimize the impact of these increased costs by working closely with its suppliers and customers, these issues may persist in fiscal 2025, and there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on NTIC in the future. Additionally, the impacts supply chain disruptions have on NTIC’s third-party manufacturers are not within NTIC’s control. Prolonged supply chain disruptions impacting NTIC and its third-party manufacturers could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Disruptions to the distribution channels for NTIC’s products in the past have negatively impacted and in the future may negatively impact NTIC’s business, operating results, and financial condition.

During fiscal 2024, a confluence of factors caused disruptions to international shipping, increasing costs and delaying shipments. Attacks on ships entering the Red Sea en route to the Suez Canal, an important waterway for vessels moving between Asia and the United States, by Houthi rebels in Yemen has forced ships to take longer routes. In addition, the sustained drought in Panama reduced capacity in the Panama Canal, further impacting the global supply chain. In March 2024, a cargo ship crashed into the Francis Scott Key Bridge in the Port of Baltimore, the largest U.S. port by volume for deliveries of automotive vehicles and components, which lead to the suspension of activity in the Port of Baltimore, causing shipping vessels to be rerouted, causing congestion and delays in other ports. While the Port of Baltimore opened to maritime traffic on June 10, 2024, the bridge is not expected to be rebuilt until late 2028 and further work to clear out wreckage and continue maintenance of the port may continue to cause delays in the Port of Baltimore and other East Coast ports where activities are rerouted. These factors decreased the availability of containers and increased shipping costs in fiscal 2024. Additionally, the change in global routes due to the Suez Canal, Panama Canal and Port of Baltimore disruptions has caused transit times to be extended by approximately two weeks, delaying certain NTIC shipments. Increased shipping costs and delays adversely affected NTIC’s consolidated results of operations during fiscal 2024, and we anticipate that these factors will continue to impact us during fiscal 2025. Similar delays and elevated costs in the future could have a material adverse effect on NTIC’s consolidated results of operations. Furthermore, transportation delays, increased shipping containers rates, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas may impact the operations of NTIC’s suppliers, which could in turn adversely affect NTIC, and its revenues and operating costs. Any of these disruptions may negatively impact NTIC’s business, operating results, and financial condition.

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

NTIC uses certain raw materials and components in its products, including in particular plastic resins, which are subject to price increases. In light of freight issues in fiscal 2024, certain raw materials used in the manufacture of NTIC’s Natur-Tec® products were at times unavailable or were available only at higher costs, which adversely affected gross margins on NTIC’s Natur-Tec® products. If similar shortages of raw materials arise again in the future, the cost and/or production of NTIC’s products could be adversely affected. Additionally, the war between Russia and Ukraine and the resulting sanctions by U.S. and European governments have resulted in and may continue to result in commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue during fiscal 2024. Finally, changes to international trade agreements could result in additional tariffs, duties, or other charges on raw materials or components we import into the U.S.

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

There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. Within recent years, for example, trade policy changes included the imposition of additional tariffs on imported products in an effort to address trade imbalances, specifically with China, the withdrawal of the U.S. from the Trans-Pacific Partnership, the renegotiation of the North American Free Trade Agreement, and sanctions on Russia. In response to some of these actions, certain countries imposed retaliatory actions against the U.S. NTIC and its subsidiaries and joint ventures engage in sales outside of the United States and is, therefore, negatively impacted by such actions. The incoming Trump administration has announced intentions to increase tariffs by 10% or more on imports, including a 60% increase on goods from China, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Any changes or potential changes in trade policies in the United States and the potential corresponding actions by other countries in which NTIC does business could adversely and materially affect NTIC’s business, results of operations, and financial condition.

Global credit and financial markets in the past have experienced disruptions, including diminished liquidity and credit availability and rapid fluctuations in market valuations, which, if they happen again, could negatively impact NTIC’s business, operating results, and financial condition.

Any tightening of the credit and financial markets could negatively impact the ability of companies to borrow money from their existing lenders, obtain credit from other sources, or raise financing to fund their operations. This could negatively impact the ability of NTIC’s customers and the customers of NTIC’s joint ventures to purchase NTIC’s products, suppliers’ ability to provide NTIC and its joint ventures with materials and components, and the ability of NTIC and its joint ventures, distributors, and sales representatives to finance operations, if needed, on commercially reasonable terms, or at all. Any or all of these events could negatively impact NTIC’s business, operating results, and financial condition. Although NTIC maintains allowances for credit losses for estimated losses resulting from the inability of its customers, distributors, and joint ventures to make required payments, and such losses historically have been within NTIC’s expectations and the provisions established, NTIC cannot guarantee that it will continue to experience the same loss rates that it has in the past, especially if there are weaknesses in the worldwide economy. A significant change in the liquidity or financial condition of NTIC’s customers, distributors, or joint ventures could cause unfavorable trends in NTIC’s receivable collections and additional allowances may be required, which could adversely affect NTIC’s operating results. In addition, weaknesses in the worldwide economy, including the imposition of higher tariffs, the withdrawal from the Trans-Pacific Partnership and sanctions on Russia, may adversely impact the ability of suppliers to provide NTIC with materials and components, which could adversely affect NTIC’s business and operating results. NTIC is unable to predict the prospects for a global economic recovery, but the longer the duration of such adverse and uncertain economic conditions, the greater the risks NTIC faces in operating its business.

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

Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market in recent years. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on NTIC’s operations, results of operations, liquidity or cash flows.

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

The global automotive industry is experiencing a period of significant technological change, including the development and use of electric vehicles, which do not contain as many metal components that require NTIC’s ZERUST® products and solutions. During fiscal 2024, the automobile sector represented approximately 40-45% of ZERUST® industrial net sales in North America and 55-60% of net sales of NTIC’s joint ventures. While there was a slowdown in electric vehicle production in fiscal 2024, NTIC continues to seek additional applications of its ZERUST® products and solutions related to electric vehicles and batteries, which will likely continue to have an increasing presence in the automotive market. However, increased demand for electric vehicles, which do not contain as many components requiring these products and solutions, will still adversely affect NTIC’s net sales and other operating results and business.

Risks Related to NTIC’s Joint Ventures

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

NTIC conducts business, either directly or indirectly, through several joint venture arrangements that operate in North America, Europe, and Asia. Each of these joint ventures manufactures, markets, and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position in part rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2024, NTIC recognized $5,251,782 in fees and $2,997,164 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC sells products and services directly, through its wholly-owned and majority-owned subsidiaries, and indirectly, via a network of joint ventures, independent distributors, manufacturer’s sales representatives, and agents in over 65 countries, including countries in North America, South America, Europe, Asia, and the Middle East. One of NTIC’s strategic objectives is the continued expansion of its international operations. The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. For example, NTIC’s expansion of oil and gas activities in the Middle East has faced challenges due to operating a new business unit, coordinating with a new sales team, the ability to find resources and local support, and limited experience in this new space, requiring additional management and financial support. Whether and to what extent such issues persist cannot be predicted.

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

NTIC considers its joint venture in Germany (EXCOR) to be individually significant to NTIC’s consolidated assets and income and, therefore, provides certain additional information regarding EXCOR in the notes to NTIC’s consolidated financial statements and in certain sections of this report. Of the total equity in income from joint ventures of $4,223,296 during fiscal 2024, NTIC had equity in income from joint ventures of $2,299,274 attributable to EXCOR. Of the total fee income for services provided to joint ventures of $5,251,782 during fiscal 2024, fees of $828,932 were attributable to EXCOR. Accordingly, if sales of NTIC’s products and services by this joint venture were to significantly decline or if NTIC’s relationships with this joint venture were to significantly deteriorate such that the joint venture terminated or was not motivated to sell NTIC’s products and services, NTIC’s operating results likely would be adversely affected. While this is also true with respect to the other joint venture entities of which additional information is provided in NTIC’s consolidated financial statements and in certain other sections of this report, the significance is not as great as with EXCOR. EXCOR’s profitability has decreased over the past few years as compared to prior years, which has adversely affected NTIC’s financial results.

NTIC’s acquisition of the remaining 50% ownership interest of HNTI and any future similar acquisitions involve risk.

Effective as of September 1, 2021, NTIC acquired the remaining 50% ownership interest in its Indian joint venture, HNTI. It is possible that as part of its succession planning efforts with respect to its joint venture partners, NTIC may complete similar acquisitions in the future. Similar future acquisitions will depend, in part, on the availability of similar opportunities or other suitable acquisition candidates at acceptable prices, terms, and conditions and the availability of capital and personnel resources to complete such acquisitions and run and integrate the acquired business effectively. These acquisitions involve risk and may harm NTIC’s business, reputation, financial condition, and operating results. For instance, the benefits of such acquisitions may take more time than expected to develop or integrate into NTIC’s operations, and NTIC cannot guarantee that such acquisitions will, in fact, produce any long-term benefits. Acquisitions involve a number of risks, the occurrence of which could adversely affect NTIC’s business, reputation, financial condition, and operating results, including:

●	diversion of management’s attention to manage and integrate the acquired business;
●	disruption to existing operations and plans;
●	inability to effectively manage the expanded operations;
●

difficulties or delays in integrating and assimilating information and financial systems, internal controls, operations, manufacturing processes and products of an acquired business or in realizing projected efficiencies, growth prospects, cost savings, and other synergies;

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

The ongoing wars between Russia and Ukraine and Israel and Hamas may adversely affect NTIC’s business and results of operations.

Given the nature of NTIC’s business and its global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks, such as the ongoing wars between Russia and Ukraine and Israel and Hamas, may adversely affect NTIC’s business and results of operations.

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

The ongoing war between Israel and Hamas may adversely affect NTIC’s business and results of operations. On October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, which is ongoing as of the date of this filing. Hostilities have occasionally escalated, impacting surrounding countries in the Middle East. Although the length, impact and outcome of this conflict between Israel and Hamas are highly unpredictable, it could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of this conflict.

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

These and other factors, including, but not limited to, rising labor costs in China and more favorable investment policies in Southeast Asian countries, have caused some companies to relocate from China to Southeast Asia. Remaining in China could result in these factors together adversely affecting NTIC’s business, results of operations, and financial condition.

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

NTIC conducts business, or is contemplating expansion, in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates, Mexico, and other economically volatile areas could adversely affect NTIC’s operations and earnings. Such risks include the financial instability among customers in these regions, political instability, fraud or corruption, and other non-economic factors, and irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered, and retroactively applied. If NTIC is deemed not to be in compliance with applicable laws in developing countries where NTIC conducts business, its prospects and business in those countries could be harmed, which could then have a material adverse impact on NTIC’s operating results and financial position. NTIC’s failure to successfully manage economic, political, and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2024, 74.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures are based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology, or otherwise, NTIC’s operating results would be adversely affected.

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

Although there is a developed market for petroleum-based plastics, the market for “bioplastics” which are plastics produced with bio-based resins, which are derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or plastics that are engineered to be fully biodegradable or both, is still developing.  The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the continued expansion of the market for biodegradable plastics and widespread market acceptance of products manufactured with bio-based and biodegradable resins, which may result, in part, from government policies promoting sustainable practices at the federal, state or local level. For example, many U.S. states and municipalities have taken action or are considering laws to ban certain single-use plastics, often focusing efforts on single-use plastic bags and plastic straws. However, existing federal rules and regulations favorable to the market for biodegradable plastics may be subject to change under the incoming Trump administration. Internationally, the government of India announced a phased ban on the manufacture and sale of single-use plastics beginning in July 2022. Similarly, in January 2021, China implemented a ban on single-use plastic utensils, bags and certain other single-use plastic items. Despite these efforts and other measures taken at the federal, state and local levels, including policies related to the collection of organics, it is currently difficult to assess or predict with any assurance the potential size, timing, and viability of market opportunities for NTIC’s Natur-Tec® resin compounds and finished products. Additionally, while legislation has helped increase demand for bioplastics, a lack of enforcement and higher costs associated with bioplastics have adversely impacted the demand anticipated to stem from such legislation.

The traditional plastics market sector is well-established with entrenched competitors with whom NTIC competes.  Pricing for traditional plastics has been highly volatile in recent years, which drives, to some extent, the commercial and other support for bioplastics.  While NTIC expects to be able to command a premium price for its Natur-Tec® resin compounds and finished products, a widening gap in the pricing for bioplastics versus petroleum-based plastics may reduce the size of the addressable market for NTIC’s Natur-Tec® resin compounds and finished products.  Whether prices for bioplastics become more competitive with prices for petroleum-based plastics will depend, in part, on continued advances in biodegradable technology. In addition, the growth of the market will create some pressure on price for applications today considered commodities, including in particular NTIC’s current Natur-Tec® finished products.

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

Seasonality of Installations: In the past, NTIC has experienced some seasonality with respect to the sale of its ZERUST® rust and corrosion inhibiting products into the oil and gas industry, with sales during parts of the second and third fiscal quarters being adversely affected by winter in the United States. However, in fiscal 2023 and fiscal 2024, this seasonality decreased somewhat as opportunities increased globally.

Fluctuations of Crude Oil Prices: The sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry, particularly in the United States, has historically been hampered by low/unstable global crude oil prices. The price of crude oil remained moderate and relatively stable in fiscal 2024, partially due to decreased inflationary pressures and ample global supplies. NTIC believes low global crude oil prices constrain capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects. Additionally, NTIC believes the ongoing wars between Russia and Ukraine and Israel and Hamas may create uncertainty among its existing and prospective customers, which may cause them to halt oil and gas projects or elect to decrease capital improvement budgets, either of which could harm NTIC’s ability to sell its products into the oil and gas industry.

Global Events: The sale of Zerust Oil & Gas solutions to Oil & Gas sector clients is impacted by geopolitical tensions and other events in key oil producing regions like the Middle East. These affect the ability of the teams to have face-to-face meetings, travel for site surveys and implementations, etc., with the added effect of potential supply chain delays/impacts that could delay or postpone sales.

Regulatory Guidelines: The Oil & Gas sector is very conservative and, in addition to long-term trials on-site, client decision makers typically default to guidelines from the American Petroleum Institute (API), Association of Materials Protection and Performance (AMPP), Pipeline and Hazardous Materials Safety Administration (PHMSA), an agency of the United States Department of Transportation responsible for developing and enforcing regulations for the safe, reliable and environmentally sound transportation of energy and other hazardous materials, European Committee for the Study of Corrosion (CEOCOR), etc. Getting a new technology/solution approach included in these guidelines typically takes years of committee lobbying, client support, field trials and lab validation. The Zerust solutions have been included in several technical reports/committees from these groups though getting full validation is likely to take a few more years.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued expansion of NTIC’s Natur-Tec® resin compounds and finished products will continue to require resources during fiscal 2025 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC, and any equity financings could result in dilution to NTIC’s stockholders.

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

NTIC’s business, properties, and products are subject to a wide variety of international, federal, state, and local laws, rules, taxes, and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. In the future, new environmental laws, rules, and regulations with provisions similar to those of the Inflation Reduction Act of 2022, which includes measures to reduce emissions, may be enacted, which may adversely affect NTIC’s business. Further, because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect NTIC’s financial condition and operating results. NTIC is also subject to other international, federal, and state laws, rules, and regulations, the future non-compliance with which may harm NTIC’s business or may adversely affect the demand for some of its products. Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, including the changes to U.S. federal tax laws included in the Inflation Reduction Act of 2022, such as a 1% excise tax on stock repurchases, and revised tax law interpretations, also may adversely affect NTIC’s operating results. These laws, rules and regulations may be subject to change by the incoming Trump administration, which has announced intentions to alter environmental and other regulations, although it is not possible at this time to determine whether such actions will be taken and the impact they may have on NTIC.

Governmental regulation also may adversely affect the demand for some of NTIC’s products and its operating results. For example, the PHMSA added several new rules with specified deadlines in calendar year 2024. As a result, pipeline owners and operators and several service contractors in the pipeline inspection sector were required to complete preliminary reporting requirements to meet these deadlines. These reporting requirements significantly delayed pipeline casing protection work in the second and third quarters of fiscal 2024 pending completion of the compliance work, adversely impacting demand for certain products and NTIC’s operating results. While we anticipate that the impact of these new rules and deadlines will decrease in fiscal 2025, resulting in a resurgence in client projects, other regulations may be enacted, causing similar adverse impacts, which impacts or other events may prevent the anticipated resurgence in client projects from materializing.

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

The number of shares of NTIC’s common stock being traded daily is often very low, and on some trading days, there is no trading volume at all. During fiscal 2024, the daily trading volume ranged from 634 shares to 1,006,875 shares. Any NTIC stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2024, the sale price of NTIC’s common stock ranged from a low of $10.08 per share to a high of $19.63 per share, and the daily trading volume ranged from 634 shares to 1,006,875 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time-to-time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lowers its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, operating results, and financial condition as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 19, 2024, NTIC had 9,470,507 shares of common stock outstanding, 24.3% of which were beneficially owned by directors, executive officers, principal stockholders, and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 19, 2024, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 12.7% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and director, as well as two other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of NTIC, could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC, and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers, or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

In addition, public company stockholders are increasingly sensitive to the climate change impacts and mitigation efforts of companies, are increasingly seeking enhanced disclosure on the risks, challenges, governance implications, and financial impacts of climate change faced by companies and are demanding that companies take a proactive approach to addressing perceived environmental risks, including risks associated with climate change, relating to their operations. In an effort to increase climate change disclosure, on March 6, 2024, the SEC adopted climate disclosure rules that require new climate-related disclosure in SEC filings, as described below. Adverse publicity or climate-related litigation that may result from such enhanced disclosure or stockholder perception could have a negative impact on our business.

New climate disclosure rules adopted by the SEC may increase our costs and litigation risks, which would materially and adversely affect our future results of operations and financial condition.

On March 6, 2024, the SEC adopted new climate disclosure rules, which require disclosure of, among other things, certain climate-related risks, their impacts and activities undertaken to mitigate or adapt to such risks; oversight by the board of directors and the role of management; information about climate-related targets and goals; greenhouse gas emissions; and financial statement impacts. We are currently assessing the impact of the new rules, but at this time, due in part to pending legal action related to the adoption of the new rules, we cannot predict the costs of implementation or any potential adverse impacts resulting from the new rules. However, we may incur increased costs relating to the assessment and disclosure of climate-related risks and increased litigation risks related to disclosures made pursuant to the new rules, either of which could materially and adversely affect our future results of operations and financial condition.

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

The installation of a new Enterprise Resource Planning software system and related equipment could cause disruption to NTIC’s business, and NTIC may not be able to effectively realize the benefits of this new system.

NTIC is in the process of installing a new Enterprise Resource Planning (ERP) software system and related equipment in order to support its future growth and more fully optimize its existing processes. The implementation of a new ERP software system may prove to be more difficult, costly or time-consuming than expected, and it is possible that the system will not yield the anticipated benefits. Any disruptions, delays or deficiencies related to the new ERP software system could materially impact NTIC’s operations and its ability to manage inventory, fulfill obligations to customers or otherwise operate its business. In addition, implementation of a new ERP system will require significant resources, including the time and attention of NTIC’s management, in order to fully realize the anticipated benefits.

NTIC’s business could be negatively impacted by cyber security threats.

In the ordinary course of NTIC’s business, NTIC uses its management information systems to store and access proprietary business information. NTIC faces various cyber security threats, including cyber security attacks to its information technology infrastructure and attempts by others to gain access to its proprietary or sensitive information. The procedures and controls NTIC uses to monitor these threats and mitigate its exposure, as described in greater detail under “Part I. Item 1C. Cybersecurity,” may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation, and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means. Additionally, on July 26, 2023, the SEC issued final rules related to cyber security risk management and related disclosures. NTIC and its Audit Committee continue to monitor and analyze the impact these rules may have on NTIC’s regulatory burden and cost of compliance related to cyber security threats.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Background

Cybersecurity, data privacy, and data protection are critical to NTIC’s business. In the ordinary course of business, NTIC collects and stores certain confidential information, such as information about employees, contractors, vendors, customers, and suppliers. NTIC has processes in place for assessing, identifying, and managing material risks from cybersecurity threats, and NTIC regularly assesses its performance and identifies areas for improvement. In recent years, NTIC has implemented measures to safeguard its entire cyber network. Management continually re-assesses NTIC’s cybersecurity risk environment based on changing circumstances and new information identified by monitoring, scanning and testing its systems as well as utilizing third party resources for testing.

Risk Management and Strategy

NTIC’s processes for assessing, identifying, and managing cybersecurity threats have been integrated into the overall risk management processes. The information provided by these processes facilitates management’s ongoing assessment of NTIC’s cybersecurity risk environment and provides current and accurate information regarding cybersecurity risks to management, the Audit Committee and Board of Directors to allow appropriate management of such risks through remediation or other risk mitigation activities.

NTIC maintains a cybersecurity program that is designed to identify, protect from, detect, respond to, and recover from cybersecurity threats and risks, and protect the confidentiality, integrity, and availability of its information systems, including the information residing on such systems. NTIC takes a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect its operations, finances, legal or regulatory compliance, or reputation. The scope of NTIC’s evaluation encompasses risks that may be associated with both its internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers. Once identified, cybersecurity risks and related mitigation efforts are prioritized based on their potential impact, likelihood, velocity, and vulnerability, considering both quantitative and qualitative factors. Risk mitigation strategies are developed and implemented based on the specific nature of each cybersecurity risk. These strategies include, among others, the application of cybersecurity policies and procedures, implementation of administrative, technical, and physical controls, and employee training, education, and awareness initiatives.

Role of Management

Management has implemented risk management structures, policies and procedures and is responsible for NTIC’S day-to-day cybersecurity risk management. Our Information Technology Director, who brings a solid foundation in cybersecurity from prior managerial roles and specialized training, is responsible for our day-to-day assessment and management of cybersecurity risks and has helped NTIC leverage best practices consisting of real time monitoring, anti-virus and ongoing patch management for all systems. Maintenance keeps code to industry standards and aligned with best practices. Security, and threats to security, are constantly evolving. The implemented measures are flexible enough that they can be modified dynamically to respond to changes in the security landscape. The following security measures give some insight as to what has been implemented:

●	Multifactor Authentication
●	Phishing Simulations
●	User Permissions Auditing and Tightening
●	Proactive blocking of high-risk email
●	Active monitoring of user sign-in
●	On-premises Endpoint reduction
●	Endpoint detection and response
●	Licensing, Network, and hardware compliance management

Use of Consultants and Advisors

NTIC engages various third-party cybersecurity service providers to assess and enhance its cybersecurity practices and assist with protection and monitoring of its systems and information, including with respect to protection of its e-mail, system access, network monitoring, endpoint protection, vulnerability assessments and penetration testing. NTIC engages cybersecurity consultants, auditors, and other third parties to assess and enhance its cybersecurity practices, such as a third party consulting firm to perform tabletop exercises and evaluate NTIC’s cyber processes including an assessment of its incident response procedures.

Board Oversight

The Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee oversees the proper functioning of NTIC’s cybersecurity risk management program. In particular, the Audit Committee, which is comprised entirely of independent directors, is responsible for reviewing and discussing guidelines and policies governing the process by which senior management of NTIC assesses and manages NTIC’s exposure to risk and reviewing and discussing NTIC’s major financial risk exposures, including cybersecurity risk, and the steps management has taken to monitor and control such exposures; it being understood that it is the job of management to assess and management NTIC’s exposure to risk and that the Audit Committee’s responsibility is to discuss guidelines and policies by which risk assessment and management are undertaken. The Audit Committee additionally receives periodic updates from senior management on NTIC’s policies, processes, procedures and any significant developments related to the identification, mitigation and remediation of cybersecurity risks and is responsible for reviewing the cybersecurity disclosures required to be included in NTIC’s SEC filings.

Although none of the members of the Audit Committee has any work experience, degree, or certifications related to information security or cybersecurity, the Audit Committee works closely with members of management and NTIC has engaged third-party service providers to further enhance its cybersecurity efforts.

Risks from Material Cybersecurity Threats

Although NTIC has taken steps to prevent and mitigate data security threats, there can be no assurance that its protective measures and those of its third party service providers will prevent or detect security breaches that could have a significant impact on NTIC’s business, reputation, operating results and financial condition. NTIC maintains cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of NTIC’s systems. As of the date of this filing, NTIC has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on NTIC’s business strategy, results of operations or financial condition. Although NTIC has not experienced cybersecurity incidents that are individually, or in the aggregate, material, NTIC has experienced cyberattacks in the past, which NTIC believes have thus far been mitigated by preventative, detective, and responsive measures it has put in place. See the factors described in the “Part I. Item 1.A. Risk Factors” section of this Form 10-K for further detail about the cybersecurity risks NTIC faces. Maintaining a robust information security system is an ongoing priority for NTIC, and NTIC plans to continue to identify and evaluate new, emerging risks to data protection and cybersecurity both within NTIC and through its engagement of third-party service providers.

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

Market Information

NTIC’s common stock is listed for trading on the Nasdaq Global Market of The Nasdaq Stock Market under the symbol “NTIC.”

Dividends

During fiscal 2024, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024
April 17, 2024	$0.07	May 1, 2024	May 15, 2024
July 17, 2024	$0.07	July 31, 2024	August 14, 2024

On October 16, 2024, NTIC’s Board of Directors declared a cash dividend of $0.07 per share of NTIC’s common stock, payable on November 13, 2024 to stockholders of record on October 30, 2024. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors.

Number of Record Holders

As of August 31, 2024, there were 156 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2024.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or other equity securities of NTIC during the fourth quarter of fiscal 2024. As of August 31, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

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

●	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2024 compared to 2023.
●	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.
●	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.
●	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.
●	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.
●	Market Risk. This section describes material market risks to which NTIC is subject.
●	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.
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

Business Overview

NTIC develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents.  NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand.  NTIC has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry.  Additionally, NTIC markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand.  These sustainable packaging products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

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

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention technologies.  Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion.  In fiscal 2024, sales of ZERUST® corrosion prevention solutions to large customers in the oil and gas industry became more consistent, with these customers beginning to re-order products. Sales within the U.S. also stabilized, and key customer relationships have been expanded. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter.

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

NTIC participates in 15 active joint venture arrangements in North America, Europe, and Asia, which are listed in “Part I. Item 1. Business” of this annual report on Form 10-K. NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC’s receives funds from its joint ventures as fees for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC. NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of August 31, 2024 and 2023. Therefore, NTIC provides certain additional information regarding this entity in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base, and distribution center: ZERUST® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for fiscal 2024 include the following, with increases or decreases in each case as compared to fiscal 2023:

●

NTIC’s consolidated net sales increased 6.5% primarily due to increased sales and demand for Natur-Tec® and, to a lesser extent, ZERUST® products. 74.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 2.2%, and 25.8% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 20.9%.

●

Cost of goods sold as a percentage of net sales decreased to 60.3% from 65.2% primarily as a result of lower raw material prices overall and savings associated with the insourcing of various finished goods production.

●

NTIC’s contribution from total joint venture operations decreased 18.6% to $9,475,078 compared to $11,641,904 during fiscal 2023 primarily due to a one-time gain on the liquidation of a previously written-off investment in NTIC’s former joint venture in China, Tianjin Zerust of $1,986,027 in fiscal 2023. Net sales at NTIC’s joint ventures, which are not consolidated with NTIC’s net sales, decreased 4.7% to $95,940,014 compared to $100,682,316 during fiscal 2023.

●

NTIC’s total operating expenses increased 5.9% to $35,392,957 compared to $33,425,089 during fiscal 2023. This increase was primarily due to increased personnel expenses, including new hires, benefits and travel.

●	NTIC incurred net income attributable to NTIC of $5,409,082, or $0.55 per diluted common share, compared to $2,912,276, or $0.30 per diluted common share, for fiscal 2024.

Sales and Expense Components

The following is a description of the primary components of net sales and expenses:

Net Sales. NTIC derives net sales from the sale of its ZERUST® products and services and its Natur-Tec® products. NTIC sells its ZERUST® products and services and its Natur-Tec® products either directly, through its subsidiaries, or via a network of joint ventures, independent distributors, and agents. Net sales, excluding joint ventures represents net sales by NTIC either directly to end users or to distributors worldwide, but not sales to NTIC’s joint ventures and not sales by NTIC’s joint ventures. NTIC recognizes revenue from the sale of its products primarily upon shipment of the products.

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

Interest Expense. Interest expense results primarily from interest associated with any borrowings under NTIC’s line of credit with JPMorgan Chase Bank, N.A. and NTIC China’s terms loans with China Construction Bank Corporation.

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

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests represents the portion of net income (or loss) in consolidated subsidiaries that is allocated to shareholders outside of NTIC. These non-controlling shareholders hold ownership stakes in certain subsidiaries but do not control these entities. In instances where NTIC owns less than 100% of a subsidiary, the share of that subsidiary’s income attributable to non-controlling shareholders is excluded from NTIC’s net income and reported separately in NTIC’s financial statements.

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

The following table sets forth NTIC’s results of operations for fiscal 2024 and fiscal 2023.

	Fiscal 2024	% of Net Sales	Fiscal 2023	% of Net Sales	$ Change	% Change
Net sales	$85,059,517	N/A	$79,902,952	N/A	$5,156,565	6.5%
Cost of goods sold	51,273,155	60.3%	52,099,121	65.2%	(825,965)	(1.6)%
Equity in income from joint ventures	4,223,296	N/A	6,452,719	N/A	(2,229,423)	(34.6)%
Fees for services provided to joint ventures	5,251,782	N/A	5,189,185	N/A	62,597	1.2%
Selling expenses	16,413,672	19.3%	15,290,897	19.1%	1,122,775	7.3%
General and administrative expenses	14,176,494	16.7%	13,166,270	16.5%	1,010,224	7.7%
Research and development expenses	4,802,791	5.6%	4,967,922	6.2%	(165,131)	(3.3)%

Net Sales. NTIC’s consolidated net sales increased 6.5% to $85,059,517 during fiscal 2024 compared to $79,902,952 during fiscal 2023. This increase was primarily due to increased sales and demand for Natur-Tec® and, to a lesser extent, ZERUST® products.

The following table sets forth NTIC’s net sales by product segment for fiscal 2024 and fiscal 2023:

	Fiscal 2024	Fiscal 2023	$ Change	% Change
Total ZERUST® sales	$63,092,575	$61,728,364	$1,364,211	2.2%
Total Natur-Tec® sales	21,966,942	18,174,588	3,792,354	20.9%
Total net sales	$85,059,517	$79,902,952	$5,156,565	6.5%

During fiscal 2024, 74.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 2.2% to $63,092,575 compared to $61,728,364 during fiscal 2023. This increase was primarily a result of increased demand in North America for ZERUST® oil and gas products, partially offset by a slight decrease in demand for ZERUST® industrial products.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2024 and fiscal 2023:

	Fiscal 2024	Fiscal 2023	$ Change	% Change
ZERUST® industrial net sales	$53,863,296	$53,926,378	$(63,082)	(0.1)%
ZERUST® oil & gas net sales	9,229,279	7,801,986	1,427,293	18.3%
Total ZERUST® net sales	$63,092,575	$61,728,364	$1,364,211	2.2%

ZERUST® industrial net sales decreased during fiscal 2024 compared to fiscal 2023 primarily due to decreased demand for North American ZERUST® industrial products. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 18.3% during fiscal 2024 compared to fiscal 2023 primarily due to increased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During fiscal 2024, 25.8% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 22.7% during fiscal 2023. Sales of Natur-Tec® products increased 20.9% to $21,966,942 during fiscal 2024 compared to $18,174,588 during fiscal 2023 due to increased global demand. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold. Cost of goods sold decreased 1.6% in fiscal 2024 compared to fiscal 2023 primarily as a result of lower raw material prices overall and the effect of cost containment measures. Cost of goods sold as a percentage of net sales decreased to 60.3% during fiscal 2024 compared to 65.2% during fiscal 2023 due primarily to the lower raw material prices and the insourcing of various finished goods production. NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as some improvements in gross margin, were realized during fiscal 2024.

Equity in Income from Joint Ventures.  NTIC’s equity in income from joint ventures decreased 34.6% to $4,223,296 during fiscal 2024 compared to $6,452,719 during fiscal 2023 primarily due to a $1,986,027 one-time gain on the liquidation of a previously written-off investment in NTIC’s former joint venture in China, Tianjin Zerust in fiscal 2023, as well as a decrease in net income at NTIC’s joint venture in Germany. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $2,299,274 attributable to EXCOR during fiscal 2024 compared to $2,852,229 in fiscal 2023.  This decrease was due to a decrease in net sales by EXCOR compared to the prior fiscal year, primarily due to softer demand within the region related to higher energy prices, declines in the German automotive production and other regional economic pressures. NTIC had equity in income of all other joint ventures of $1,924,021 during fiscal 2024.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,251,782 during fiscal 2024 compared to $5,189,185 during fiscal 2023, representing an increase of 1.2%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures, specifically EXCOR. Net sales at the joint ventures decreased 4.7% to $95,940,014 during fiscal 2024 compared to $100,682,316 during fiscal 2023. This decrease was primarily a result of decreased demand during fiscal 2024 at NTIC’s joint venture in Germany primarily due to softer demand within the region, as described above. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $828,932 were attributable to EXCOR during fiscal 2024 compared to $816,089 attributable to EXCOR during fiscal 2023.

Selling Expenses. NTIC’s selling expenses increased 7.3% in fiscal 2024 compared to fiscal 2023 primarily due to an increase in personnel expense in fiscal 2024 compared to fiscal 2023. Selling expenses as a percentage of net sales increased to 19.3% for fiscal 2024 compared to 19.1% in fiscal 2023 primarily due to increased selling expenses, as noted above, and partially offset by increased net sales.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 7.7% in fiscal 2024 compared to fiscal 2023 primarily due to increased professional services and travel and personnel expenses during fiscal 2024 compared to fiscal 2023. As a percentage of net sales, general and administrative expenses increased to 16.7% for fiscal 2024 from 16.5% for fiscal 2023 primarily due to increased general and administrative expenses, as noted above, and partially offset by increased net sales.

Research and Development Expenses. NTIC’s research and development expenses decreased 3.3% in fiscal 2024 compared to fiscal 2023 primarily because certain projects previously in the development phase have now progressed to commercialization. As these initiatives transition, costs shift from research and development to sales and marketing, reflecting our advancement toward bringing these innovations to market.

Interest Income. NTIC’s interest income increased to $118,827 in fiscal 2024 compared to $28,490 in fiscal 2023 primarily due to increases in the invested cash balances at certain subsidiaries.

Interest Expense. NTIC’s interest expense decreased to $340,129 in fiscal 2024 compared to $461,805 in fiscal 2023 primarily due to decreased outstanding average borrowings during fiscal 2024.

Income Before Income Tax Expense. NTIC had income before income tax expense of $7,647,181 for fiscal 2024 compared to income before income tax expense of $5,587,331 for fiscal 2023.

Income Tax Expense. Income tax expense was $1,325,797 during fiscal 2024 compared to $1,349,600 during fiscal 2023 for an effective tax rate of 17.3% and 24.2% during fiscal 2024 and 2023, respectively.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $23,465,685 and $20,493,861 as of August 31, 2024 and August 31, 2023, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC increased to $5,409,082, or $0.55 per diluted common share, for fiscal 2024 compared to $2,912,276, or $0.30 per diluted common share, for fiscal 2023. This increase was a primarily due to the increase in gross profit, partially offset by the decrease in income from our joint venture operations and increase in certain operating expenses.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2024 compared to fiscal 2023.

Liquidity and Capital Resources

Sources of Cash and Working Capital

NTIC’s working capital, defined as current assets less current liabilities, was $23,682,276 as of August 31, 2024, including $4,952,184 in cash and cash equivalents, $4,291,608 outstanding under NTIC’s line of credit and $2,820,835 outstanding under NTIC China’s term loans, compared to $22,950,184 as of August 31, 2023, including $5,406,173 in cash and cash equivalents, $3,600,000 outstanding under NTIC’s line of credit and $2,757,176 outstanding under NTIC China’s term loans.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. In fiscal 2025, NTIC expects to continue to invest through its use of working capital in Zerust India, NTIC China, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time.

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

Credit Agreement with JPMorgan Chase Bank, N.A.

On January 6, 2023, NTIC entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides NTIC with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million, and replaced NTIC’s prior loan agreement. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $4,291,608 were outstanding under the Credit Facility as of August 31, 2024.

Unless terminated earlier, the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the maturity date. On January 5, 2024, NTIC and JPM renewed the Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2024 to January 6, 2025. All other terms of the Credit Facility and the Credit Agreement remain the same. It is anticipated that the Credit Facility will be renewed each year for one additional year for the immediate foreseeable future.

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

The Credit Agreement also contains customary events of default, including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy and insolvency proceedings, cross-defaults to certain other agreements, breach of any financial covenant and change of control. Upon the occurrence and during the continuance of any event of default, JPM may accelerate the payment of the obligations thereunder and exercise various other customary default remedies. As of August 31, 2024, NTIC was in compliance with all debt covenants under the Credit Agreement.

Other Credit Arrangements

On each of April 10, 2023 and May 30, 2023, the Company’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). The term loans mature in April 2025 and June 2025, respectively, unless extended. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of August 31, 2024. The current outstanding balance as of August 31, 2024 for both term loans is a total of USD $2,820,835.

Uses of Cash and Cash Flow

Net cash provided by operating activities during fiscal 2024 was $5,883,193, which resulted principally from NTIC’s net income, dividends received from joint ventures, dividends receivable from joint venture, depreciation and amortization expense, stock-based compensation and changes in working capital, partially offset by equity in income from joint ventures, deferred income tax and an increase in trade receivables and inventories. Net cash provided by operating activities during fiscal 2023 was $5,541,219, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, stock-based compensation and a decrease in inventory, partially offset by deferred income tax and equity in income from joint ventures and an increase in accounts receivable and a decrease in accounts payable.

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

NTIC experienced an increase in trade receivables and an increase in inventory as of August 31, 2024 compared to August 31, 2023. Trade receivables, excluding joint ventures, as of August 31, 2024 increased $3,152,937 compared to August 31, 2023, primarily related to a correlating increase in sales and timing differences.

Outstanding trade receivables, excluding joint ventures balances, increased by an average of 3 days to an average of 83 days from balances outstanding from these customers as of August 31, 2024 from an average of 80 days as of August 31, 2023.

Outstanding trade receivables from joint ventures as of August 31, 2024 increased $201,100 compared to August 31, 2023 primarily due to the timing of payments. Outstanding balances from trade receivables from joint ventures increased an average of 44 days to an average of 64 days from balances outstanding from these customers as of August 31, 2024 from an average of 20 days as of August 31, 2023. The average days outstanding of trade receivables from joint ventures as of August 31, 2024 were primarily due to the receivables balances at joint ventures in the United States, Japan and Thailand.

Outstanding receivables for services provided to joint ventures as of August 31, 2024 decreased $61,578 compared to August 31, 2023, and the average days to pay decreased an average of 5 days to an average of 86 days from an average of 91 days as of August 31, 2023.

Net cash used in investing activities during fiscal 2024 was $3,418,228, which was primarily the result of purchases of property and equipment and, to a lesser extent, investments in patents. Net cash used in investing activities during fiscal 2023 was $3,343,124, which was primarily the result of purchases of property and equipment and, to a lesser extent, investments in patents.

Net cash used in financing activities for fiscal 2024 was $2,957,280, which resulted from dividends paid on NTIC common stock and dividends received by non-controlling interest and was partially offset by borrowings under the line of credit and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan. Net cash provided by financing activities for fiscal 2023 was $2,053,798, which resulted from borrowings under the term loan and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan, partially offset by repayments on the line of credit, dividends paid on NTIC common stock and dividends received by non-controlling interest.

Stock Repurchase Program

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during fiscal 2024 or fiscal 2023.

Cash Dividends

During fiscal 2024, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024
April 17, 2024	$0.07	May 1, 2024	May 15, 2024
July 17, 2024	$0.07	July 31, 2024	August 14, 2024

The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors.

Capital Expenditures and Commitments

NTIC spent $3,298,067 on capital expenditures during fiscal 2024, which related primarily to facility improvements to the warehouse facility NTIC purchased during fiscal 2023 and the installation of a new Enterprise Resource Planning (ERP) software system and associated equipment. NTIC expects to spend an aggregate of approximately $1,600,000 to $2,100,000 on capital expenditures during fiscal 2025, which it expects will relate primarily to the purchase of new equipment and facility improvements.

Inflation and Seasonality

Inflation in the United States and abroad historically has had minimal effect on NTIC and did not adversely affect NTIC’s gross margins during fiscal 2024. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season, and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $4,291,608 were outstanding under the Credit Facility as of August 31, 2024.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of August 31, 2024 for both term loans is a total of USD $2,820,835.

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

Payment terms for NTIC’s unaffiliated customers are determined based on credit risk and vary by customer. NTIC typically offers standard payment terms of net 30 days to unaffiliated customers. Payment terms for NTIC’s joint ventures also are determined based on credit risk; however, additional consideration is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. NTIC typically offers payment terms to joint ventures of net 90 days. NTIC does not accrue interest on past due accounts receivable. NTIC reviews the credit histories of its customers, including its joint ventures, before extending unsecured credit. NTIC values accounts receivable net of an allowance for credit losses. Each quarter, NTIC prepares an analysis of its ability to collect outstanding receivables that provides a basis for an allowance estimate for credit losses. NTIC determines the allowance for credit losses based on historical information, changes in current economic conditions and reasonable and supportable forecasts of future economic conditions. The allowance for credit losses is measured on a collective (pool) basis when trade receivables share similar risk characteristics. Trade receivables that do share similar risk characteristics are evaluated on an individual basis and are also not included in the collective (pool) evaluation.

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $4,291,608 were outstanding under the Credit Facility as of August 31, 2024. Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of August 31, 2024 for both term loans is a total of USD $2,820,835.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of

Northern Technologies International Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the "Company") as of August 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended August 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

November 19, 2024

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2024 AND 2023

	August 31, 2024	August 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,952,184	$5,406,173
Receivables:
Trade excluding joint ventures, less allowance for credit losses of $310,000 and $533,000 as of August 31, 2024 and 2023, respectively	18,798,067	15,645,130
Trade, joint ventures	389,012	187,912
Fees for services provided to joint ventures	1,235,016	1,296,594
Dividend receivable from joint venture	—	1,986,027
Income taxes	392,293	325,233
Inventories, net	14,390,844	13,096,489
Prepaid expenses	1,421,803	1,727,998
Total current assets	$41,579,219	$39,671,556

PROPERTY AND EQUIPMENT, NET	16,265,653	14,065,354

OTHER ASSETS:
Investments in joint ventures	25,397,287	23,705,714
Deferred income tax, net	544,464	530,944
Intangible assets, net	5,682,945	6,159,485
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	424,558	428,874
Total other assets	36,831,630	35,607,393
Total assets	$94,676,502	$89,344,303
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$4,291,608	$3,600,000
Term loan	2,820,835	2,757,176
Accounts payable	6,393,355	6,056,329
Income taxes payable	327,781	501,379
Accrued liabilities:
Payroll and related benefits	3,163,372	2,305,400
Other	574,876	1,160,289
Current portion of operating leases	325,116	340,799
Total current liabilities	17,896,943	16,721,372
LONG-TERM LIABILITIES:
Deferred income tax, net	1,504,796	1,836,059
Operating leases, less current portion	99,442	88,075
Total long-term liabilities	$1,604,238	$1,924,134

COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 9,466,976 and 9,424,102, respectively	189,340	188,482
Additional paid-in capital	23,615,564	21,986,767
Retained earnings	53,771,211	51,004,427
Accumulated other comprehensive loss	(6,382,124)	(6,823,403)
Stockholders’ equity	71,193,991	66,356,273
Non-controlling interests	3,981,330	4,342,524
Total equity	75,175,321	70,698,797
Total liabilities and equity	$94,676,502	$89,344,303

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2024 AND 2023

	2024	2023
NET SALES:
Net sales	$85,059,517	$79,902,952
Cost of goods sold	51,273,155	52,099,121
Gross profit	33,786,362	27,803,831

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	4,223,296	6,452,719
Fees for services provided to joint ventures	5,251,782	5,189,185
To Total joint venture operations	9,475,078	11,641,904

OPERATING EXPENSES:
Selling expenses	16,413,672	15,290,897
General and administrative expenses	14,176,494	13,166,270
Research and development expenses	4,802,791	4,967,922
Total operating expenses	35,392,957	33,425,089

OPERATING INCOME	7,868,483	6,020,646

INTEREST INCOME	118,827	28,490
INTEREST EXPENSE	(340,129)	(461,805)

INCOME BEFORE INCOME TAX EXPENSE	7,647,181	5,587,331

INCOME TAX EXPENSE	1,325,797	1,349,600

NET INCOME	6,321,384	4,237,731

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	912,302	1,325,455

NET INCOME ATTRIBUTABLE TO NTIC	$5,409,082	$2,912,276

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.57	$0.31
Diluted	$0.55	$0.30

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	9,434,020	9,359,504
Diluted	9,833,450	9,693,482
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$0.28

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED AUGUST 31, 2024 AND 2023

	2024	2023
NET INCOME	$6,321,384	$4,237,731
OTHER COMPREHENSIVE INCOME – FOREIGN	422,859	445,338

COMPREHENSIVE INCOME	6,744,243	4,683,069

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(893,882)	(1,349,064)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$5,850,361	$3,334,005

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2024 AND 2023

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity

BALANCE AT AUGUST 31, 2022	9,232,484	$184,650	$19,939,131	$50,716,613	$(7,245,132)	$3,649,034	$67,244,296
Stock options exercised	184,432	3,689	634,581	—	—	—	638,270
Stock issued for employee stock purchase plan	7,186	143	75,321	—	—	—	75,464
Stock option expense	—	—	1,337,734	—	—	—	1,337,734
Dividends paid to stockholders	—-	—	—	(2,624,462)	—-	—	(2,624,462)
Dividend received by non-controlling interest	—	—	—	—	—	(655,574)	(655,574)
Net income	—	—	—	2,912,276	—	1,325,455	4,237,731
Other comprehensive loss	—	—	—	—	421,729	23,609	445,338
BALANCE AT AUGUST 31, 2023	9,424,102	$188,482	$21,986,767	$51,004,427	$(6,823,403)	$4,342,524	$70,698,797
Stock options exercised	36,094	722	167,797	—	—	—	168,519
Stock issued for employee stock purchase plan	6,780	136	79,831	—	—	—	79,967
Stock option expense	—	—	1,381,169	—	—	—	1,381,169
Dividends paid to stockholders	—-	—	—	(2,642,298)	—-	—	(2,642,298)
Dividend received by non-controlling interest	—	—	—	—	—	(1,255,076)	(1,255,076)
Net income	—	—	—	5,409,082	—	912,302	6,321,384
Other comprehensive income	—	—	—	—	441,279	(18,420)	422,859
BALANCE AT AUGUST 31, 2024	9,466,976	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,321,384	$4,237,731
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,381,169	1,337,734
Depreciation expense	1,156,364	1,042,505
Amortization expense	596,700	588,454
Loss on disposal of assets	—	(8,534)
Change in allowance for credit losses	(233,539)	94,000
Equity in income from joint ventures	(4,223,296)	(6,452,719)
Dividends received from joint ventures	2,997,164	5,639,198
Deferred income taxes	(336,252)	(395,001)
Changes in current assets and liabilities:
Receivables:
Trade, excluding joint ventures	(2,814,964)	(1,956,234)
Trade, joint ventures	(201,100)	509,949
Fees for services provided to joint ventures	61,578	468,523
Dividends receivable from joint venture	1,986,027	(1,986,027)
Income taxes	(311,731)	(325,233)
Inventories, net	(1,333,954)	3,030,665
Prepaid expenses and other	308,064	287,970
Accounts payable	449,009	(1,509,226)
Income tax payable	(151,720)	(504,403)
Accrued liabilities	232,290	1,441,867
Net cash provided by operating activities	5,883,193	5,541,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	5,590
Purchases of property and equipment	(3,298,067)	(3,247,652)
Proceeds from sale of property and equipment	—	13,000
Investments in patents	(120,161)	(114,062)
Net cash used in investing activities	(3,418,228)	(3,343,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(1,255,076)	(655,574)
Repayments on the line of credit	—	(2,300,000)
Proceeds from line of credit	691,608	—
Proceeds from term loan	—	2,812,504
Dividends paid on NTIC common stock	(2,642,298)	(2,624,462)
Proceeds from employee stock purchase plan	79,967	75,464
Proceeds from exercise of stock options	168,519	638,270
Net cash used in financing activities	(2,957,280)	(2,053,798)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	38,326	(72,014)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(453,989)	72,283
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,406,173	5,333,890

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,952,184	$5,406,173

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2024 AND 2023

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and its Subsidiaries (collectively, the Company) develop and market proprietary environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, the Company markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These sustainable packaging products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound waste disposal options. The Company’s two operating and reportable segments are ZERUST® and Natur-Tec®.

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

Net Sales – The Company includes net sales to its joint ventures and net sales to unaffiliated customers on its consolidated statements of operations. There are no sales originating from the Company’s joint ventures to unaffiliated customers included in the amount, as the Company’s investments in its joint ventures are accounted for using the equity method.

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

Revenue is recognized when transfer of control occurs, as defined by the terms in the customer agreement. The Company immediately recognizes incidental items that are immaterial in the context of the contract. The Company has applied the practical expedient in paragraph 606-10-25-16A and does not assess if immaterial items are promised goods or services. The Company has also applied the practical expedient in paragraph 606-10-32-18 regarding the adjustment of the promised amount of consideration for the effects of a significant financing component when the customer pays for that good or service within one year or less, as the Company does not have any significant financing components in its customer arrangements since payment is received at or shortly after the point of sale, generally 30 to 90 days.

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

Trade Receivables – Payment terms for the Company’s unaffiliated customers are determined based on credit risk and vary by customer.  The Company typically offers standard payment terms to unaffiliated customers of net 30 days.  The Company does not accrue interest on past due accounts receivable.  The Company reviews the credit histories of its customers before extending unsecured credit.  The Company presents accounts receivable, net of an allowance for credit losses. The allowance for credit losses reflects management’s estimate of amounts that will ultimately not be collected. The Company determines the allowance for credit losses based on historical information, changes in current economic conditions and reasonable and supportable forecasts of future economic conditions. The allowance for credit losses is measured on a collective (pool) basis when trade receivables share similar risk characteristics. Trade receivables that do share similar risk characteristics are evaluated on an individual basis and are also not included in the collective (pool) evaluation.

Trade Receivables from Joint Ventures – Trade receivables from joint ventures arise from sales of products the Company makes to its joint ventures. Payment terms for the Company’s joint ventures also are determined based on credit risk; however, additional consideration is given to the individual joint venture due to the transportation time associated with ocean delivery of most products and certain other factors. Generally, accounts receivable from the Company’s joint ventures unpaid after 90 days are considered past due. The Company does not accrue interest on past due balances. The Company periodically reviews amounts due from its joint ventures for collectability and, based on past experience and continuous review of the balances due, determined that an allowance for credit losses related to its joint venture receivables was not necessary as of August 31, 2024 or 2023.

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

The Company engaged tax advisors of a Big 4 accounting firm which determined the Company qualified for ERCs. The Company then applied for the ERC in fiscal 2023 for the second and third quarters of that year of $573,751 and $566,006, respectively. The Company has elected to account for the credit as a government grant. U.S. GAAP does not include grant accounting guidance for for-profit entities; therefore, the Company has elected to follow the grant accounting model in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company cannot recognize any income from the grant until there is reasonable assurance (similar to the “probable” threshold in U.S. GAAP) that any conditions attached to the grant will be met and that the grant will be received. Once it is reasonably assured that the grant conditions will be met and that the grant will be received, grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. No income was recognized in fiscal 2024 for the ERC. Income from the grant can be presented as either other income or as a reduction in the expenses for which the grant was intended to compensate.

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

Inventories – Inventories are recorded at the lower of cost (first-in, first-out basis) or net realizable value and include a reduction in value based on slow-moving and obsolete inventory, which amounted to $365,341 and $733,965 in the fiscal years ending August 31, 2024 and 2023, respectively.

Property and Equipment and Depreciation – Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-30 years
Machinery and equipment	3-10 years

Investments in Joint Ventures – Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment, and actual results may differ from assumed or estimated amounts. All investments in joint ventures had positive equity as of August 31, 2024 and 2023. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. The Company employs a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality, the duration and extent to which the fair value is less than cost, and for equity securities, the Company’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense), and a new cost basis in the investment is established. The Company determined that there was no impairment of investments in joint ventures as of August 31, 2024.

Recoverability of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. If the sum of the expected undiscounted future net cash flows is less than the carrying value, the Company evaluates whether an impairment loss should be recognized. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the asset. When evaluating assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company determined that there were no indications that the carrying value of long-lived assets was not recoverable as of August 31, 2024.

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

Goodwill - Goodwill represents the excess purchase price over the fair value of tangible net assets acquired in acquisitions after amounts have been allocated to intangible assets. Goodwill is tested for impairment annually (at August 31), or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. The Company has determined there was no goodwill impairment during the years ended August 31, 2024 and 2023.

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

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, short-term accounts receivable, notes payable, trade accounts payables, and other accrued expenses approximate fair value because of the short maturity of those instruments.

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

Subsequent Events – The Company has evaluated events occurring after the date of the consolidated financial statements through November 19, 2024 for events requiring disclosure in the consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2025 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and anticipates adopting the standard for the year ended August 31, 2025 and filings thereafter.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period starting September 1, 2025.

In March 2024, the SEC adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For large-accelerated filers and accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, and January 1, 2026, respectively, subject to legal challenges and the SEC’s voluntary stay of the disclosure requirements. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.

3.	INVENTORIES

Inventories consisted of the following:

	August 31, 2024	August 31, 2023
Production materials	$5,513,409	$4,960,355
Finished goods	8,877,435	8,136,134
	$14,390,844	$13,096,489

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2024	August 31, 2023
Land	$1,238,180	$496,965
Buildings and improvements	14,760,250	16,433,827
Construction in process	3,086,479	816,565
Machinery and equipment	7,276,151	5,984,364
	26,361,060	23,731,721
Less accumulated depreciation	(10,095,407)	(9,666,367)
	$16,265,653	$14,065,354

On February 28, 2023, the Company purchased the property immediately adjacent to NTIC’s headquarters in Circle Pines, Minnesota, which includes a 26,000 square foot industrial building, for $1,200,000. The building will be used primarily for warehousing space and light industrial production. Depreciation expense was $1,156,364 for fiscal 2024 compared to $1,042,505 in fiscal 2023.

5.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of August 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,459,877	$(2,854,532)	$605,345
Customer relationships	6,347,000	(1,269,400)	5,077,600
Total intangible assets, net	$9,806,877	$(4,123,932)	$5,682,945

	As of August 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,339,717	$(2,680,965)	$658,752
Customer relationships	6,347,000	(846,267)	5,500,733
Total intangible assets, net	$9,686,717	$(3,527,232)	$6,159,485

Amortization expense related to intangible assets was $596,700 for fiscal 2024 compared to $588,454 for fiscal 2023.

As of August 31, 2024, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Fiscal 2025	$606,911
Fiscal 2026	485,814
Fiscal 2027	450,739
Fiscal 2028	450,739
Fiscal 2029	450,739
Thereafter	3,238,003
Total	$5,682,945

6.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of August 31, 2024
	Total	EXCOR	OTHER
Current assets	$56,420,503	$26,234,664	$30,185,839
Total assets	64,183,071	31,513,288	32,669,783
Current liabilities	12,553,716	2,221,726	10,331,990
Noncurrent liabilities	323,199	—	323,199
Joint ventures’ equity	51,306,156	29,291,562	22,014,594
NTIC’s share of joint ventures’ equity	25,397,287	14,645,783	10,751,504
NTIC’s share of joint ventures’ undistributed earnings	23,645,685	14,614,878	9,030,807

	Fiscal Year Ended August 31, 2024
	Total	EXCOR	OTHER
Net sales	$95,940,014	$35,720,889	$60,219,125
Gross profit	41,247,036	18,288,258	22,958,778
Net income	8,450,411	4,599,088	3,851,323
NTIC’s share of equity in income of joint ventures	4,223,296	2,299,274	1,924,022
NTIC’s dividends received from joint ventures	2,997,164	1,624,950	1,372,214

	As of August 31, 2023
	Total	EXCOR	OTHER
Current assets	$55,339,662	$27,862,458	$27,477,204
Total assets	59,729,348	30,054,277	29,675,071
Current liabilities	11,464,247	2,687,064	8,777,183
Noncurrent liabilities	323,762	—	323,762
Joint ventures’ equity	47,941,339	27,367,213	20,574,126
NTIC’s share of joint ventures’ equity	23,705,714	13,683,608	10,022,106
NTIC’s share of joint ventures’ undistributed earnings	20,493,861	12,075,524	8,418,337

	Fiscal Year Ended August 31, 2023
	Total	EXCOR	OTHER
Net sales	$100,682,316	$39,642,380	$61,039,936
Gross profit	40,096,561	19,016,389	21,080,172
Net income	8,934,198	5,730,311	3,203,887
NTIC’s share of equity in income of joint ventures	6,452,719	2,852,229	3,600,490
NTIC’s dividends received from joint ventures	5,639,198	2,459,500	3,179,698

In August 2023, Tianjin Zerust (NTI ASEAN’s previously written-off joint venture in China) was deregistered and the remaining cash was cleared by the Chinese authorities to be paid out to shareholders. Subsequent to August 31, 2023, NTI Asean received a final liquidation of its ownership interest in the former joint venture of $1,986,027. This one-time equity gain on the liquidation of previously written-off investment in Tianjin Zerust is included in joint venture operations in fiscal 2023. The final liquidation payment was subject to withholding tax of $198,603 and minority income of $676,614 as NTIC owns 60% of NTI ASEAN. The transaction also resulted in legal fees of $95,890, and a management bonus expense of $250,000.

7.	CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), which provides the Company with a senior secured revolving line of credit (the “Credit Facility”) of up to $10.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $4,291,608 under the new Credit Agreement were outstanding August 31, 2024. Borrowings of $3,600,000 were outstanding as of August 31, 2023 under the previous credit agreement.

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

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.15% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 7.44 and 6.27 for fiscal 2024 and 2023, respectively.

To secure the Credit Agreement, the Company assigned JPM a continuing security interest in all of its right, title and interested in collateral made up for the assets of the Company.

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on the Company’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of the Company to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for the Company on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending. The Company was in compliance with all covenants as of August 31, 2024 and 2023.

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

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). The term loans mature in April 2025 and June 2025, respectively, unless extended. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of August 31, 2024. The current outstanding balance as of August 31, 2024 for both term loans was a total of USD $2,820,835.

8.	STOCKHOLDERS’ EQUITY

During fiscal 2024, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024
April 17, 2024	$0.07	May 1, 2024	May 15, 2024
July 17, 2024	$0.07	July 31, 2024	August 14, 2024

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

During fiscal 2024 and fiscal 2023, the Company repurchased no shares of its common stock.

During fiscal 2024, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (as amended, the 2019 Plan) and the Northern Technologies International Corporation 2024 Stock Incentive Plan (the 2024 Plan) to purchase an aggregate of 269,844 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $13.25. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During fiscal 2024, stock options to purchase an aggregate of 74,309 shares of common stock were exercised at a weighted average exercise price of $9.76 per share, resulting in the net issuance of 36,094 shares of common stock since some of the options were exercised on a net cashless exercise basis.

During fiscal 2023, the Company granted stock options under the 2019 Plan to purchase an aggregate of 277,613 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $11.41. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During fiscal 2023, stock options to purchase an aggregate of 265,209 shares of common stock were exercised at a weighted average exercise price of $6.46 per share, resulting in the net issuance of 184,432 shares of common stock since some of the options were exercised on a net cashless exercise basis.

The Company issued 3,496 and 3,620 shares of common stock on September 1, 2023 and 2022, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 3,284 and 3,566 shares of common stock on March 1, 2024 and 2023, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of August 31, 2024, 55,254 shares of common stock remained available for sale under the ESPP.

9.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for fiscal 2024 and fiscal 2023:

Numerator:	August 31, 2024	August 31, 2023
Net income attributable to NTIC	$5,409,082	$2,912,276

Denominator:
Basic-weighted shares outstanding	9,434,020	9,359,504
Weighted shares assumed upon exercise of stock options	399,430	333,978
Diluted – weighted shares outstanding	9,833,450	9,693,482

Basic net income per share:	$0.57	$0.31
Diluted net income per share:	$0.55	$0.30

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share as of August 31, 2024 were options outstanding to purchase 305,514 shares of common stock. Excluded from the computation of diluted net income per share as of August 31, 2023 were options outstanding to purchase 322,246 shares of common stock.

10.	STOCK-BASED COMPENSATION

The Company has four stock-based compensation plans under which stock options or other stock-based awards have been granted: the Northern Technologies International Corporation 2024 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan (the 2007 Plan) and the Northern Technologies International Corporation Employee Stock Purchase Plan. The 2024 Plan replaced the 2019 Plan with respect to future award grants, which had replaced the 2007 Plan with respect to future grants; and, therefore, no further awards may be made under the 2019 Plan or 2007 Plan. The Compensation Committee of the Board of Directors and the Board of Directors administer these plans.

The 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of the Company’s common stock available for issuance under the 2024 Plan is (i) 800,000 shares of the Company’s common stock; plus (ii) the number of shares of the Company’s common stock remaining available for issuance under the 2019 Plan but not subject to outstanding awards under the 2019 Plan as of January 19, 2024; plus (iii) the number of additional shares of the Company’s common stock subject to awards outstanding under the 2019 Plan as of January 19, 2024 but only to the extent that such outstanding awards are forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of the Company’s common stock after January 19, 2024. Options granted generally have a term of ten years and become exercisable over a one- or three- year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2024, options to purchase an aggregate of 0 shares of the Company’s common stock were outstanding under the 2024 Plan and 957,059 shares of the Company’s common stock remain available for grant under the 2024 Plan. As of August 31, 2024, options to purchase an aggregate of 1,387,415 shares of the Company’s common stock were outstanding under the 2019 Plan, and 365,251 shares of the Company’s common stock were outstanding under the 2007 Plan.

The Company granted options to purchase an aggregate of 269,844 and 277,613 shares of its common stock during fiscal 2024 and 2023, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $1,381,169 during fiscal 2024 and compensation expense of $1,337,734 during fiscal 2023 related to the options that vested during such time period. As of August 31, 2024, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,007,636. Stock-based compensation expense of $672,134 is expected during fiscal 2025 and $335,502 is expected to be recognized during fiscal 2026, based on outstanding options as of August 31, 2024. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Fiscal Year 2024	Fiscal Year 2023
Dividend yield	2.18%	2.44%
Expected volatility	46.1%	45.2%
Expected life of option (years)	5	10
Weighted average risk-free interest rate	4.23%	3.31%

Stock option activity during the periods indicated was as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at August 31, 2022	1,544,726	$10.23
Options granted	277,613	11.41
Options exercised	(265,209)	6.46
Options terminated	—	—

Outstanding at August 31, 2023	1,557,130	$11.08
Options granted	269,844	13.25
Options exercised	(74,309)	9.76
Options terminated	—	—

Outstanding at August 31, 2024	1,752,665	$11.47	$4,289,563

Exercisable at August 31, 2024	1,297,635	$10.91	$4,045,286

The weighted average per share fair value of options granted during fiscal 2024 and fiscal 2023 was $13.25 and $11.41, respectively. The weighted average remaining contractual life of the options outstanding as of August 31, 2024 and 2023 was 6.03 years and 6.25 years, respectively.

11.	SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. The Company also sells a portfolio of proprietary bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following tables present the Company’s business segment information:

	Fiscal 2024	Fiscal 2023
ZERUST® net sales	$63,092,575	$61,728,364
Natur-Tec® net sales	21,966,942	18,174,588
Total net sales	$85,059,517	$79,902,952

The following table sets forth the Company’s cost of goods sold by segment:

	Fiscal 2024	Fiscal 2023
Direct cost of goods sold
ZERUST®	$33,623,834	$35,297,352
Natur-Tec®	14,148,145	13,645,992
Indirect cost of goods sold	3,501,176	3,155,777
Total net cost of goods sold	$51,273,155	$52,099,121

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

Geographic Information

Net sales by geographic location for fiscal 2024 and fiscal 2023 were as follows:

	Fiscal Year Ended August 31,
	2024	2023
Inside the U.S. to unaffiliated customers	$30,492,665	$28,554,354
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	2,228,894	3,401,910
Unaffiliated customers	52,337,958	47,946,688
	$85,059,517	$79,902,952

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2024 and fiscal 2023, respectively, were as follows:

	Fiscal 2024	% of Total Fees for Services Provided to Joint Ventures	Fiscal 2023	% of Total Fees for Services Provided to Joint Ventures
Poland	$849,736	16.2%	$810,977	15.6%
Germany	828,932	15.8%	816,089	15.7%
Japan	582,674	11.1%	658,934	12.7%
France	485,627	9.3%	479,515	9.2%
Sweden	445,560	8.5%	498,463	9.6%
Finland	395,515	7.5%	388,627	7.5%
United Kingdom	375,150	7.1%	283,418	5.5%
Czech Republic	338,195	6.4%	365,018	7.0%
Thailand	332,148	6.3%	340,657	6.6%
South Korea	258,314	4.9%	266,562	5.1%
Indonesia	166,053	3.2%	130,081	2.5%
Other	193,878	3.7%	150,844	3.0%
	$5,251,782	100.0%	$5,189,185	100.0%

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

The geographical distribution of total property and equipment and net sales, which are based on the geographical location of the customer, is as follows:

	At August 31, 2024	At August 31, 2023
China	$5,627,202	$5,729,080
Other	1,217,400	745,469
United States	9,421,051	7,590,805
Total property and equipment	$16,265,653	$14,065,354

	Fiscal Year Ended August 31, 2024	Fiscal Year Ended August 31, 2023
China	$14,245,238	$13,469,075
Brazil	5,994,372	5,969,314
India	22,189,317	19,916,834
Other	12,137,925	11,993,375
United States	30,492,665	28,554,354
Total net sales	$85,059,517	$79,902,952

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

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $332,726 and $289,235 for fiscal 2024 and fiscal 2023, respectively.

13.	RELATED PARTY TRANSACTIONS

During both fiscal 2024 and fiscal 2023, the Company made consulting payments of $144,000 to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company. Dr. Narayan provides certain consulting services to the Company relating to the Natur-Tec® business and bioplastics program.

14.	INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2024 and 2023 was approximately as follows:

	Fiscal Year Ended August 31,
	2024	2023
Current:
Federal	$—	$—
State	48,000	26,000
Foreign	1,601,000	1,857,000
	1,649,000	1,883,000
Deferred:
Federal	—	—
State	—	—
Foreign	(323,203)	(533,400)
	(323,203)	(533,400)
	$1,325,797	$1,349,600

Reconciliations of the expected federal income tax at the statutory rate of 21.0% with the provisions for income taxes for the fiscal years ended August 31, 2024 and 2023 were approximately as follows:

	Fiscal Year Ended August 31,
	2024	2023
Tax computed at statutory rates	$1,627,000	$1,352,000
State income tax, net of federal benefit	21,000	(20,000)
Tax effect on equity in income of international joint ventures	(887,000)	(1,354,000)
Tax effect of foreign operations	371,000	1,005,000
Deemed repatriation	4,000	—
Foreign tax credit	(321,000)	783,000
Research and development credit	(512,000)	(710,000)
Valuation allowance	1,066,000	354,000
Stock based compensation	175,000	31,000
Non-controlling interest	(71,000)	(59,000)
Prior year true-up	(146,000)	(51,000)
Other	(1,203)	18,600
	$1,325,797	$1,349,600

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of certain foreign subsidiaries and joint ventures that are essentially permanent in duration. As a result of the 2017 tax law changes, U.S. federal income taxes on dividends received from the Company’s foreign subsidiaries and joint ventures after December 31, 2017 have been generally eliminated. However, the Company continues to be subject to foreign withholding taxes upon repatriation of any undistributed earnings that are not essentially permanent in duration. The Company recorded a tax benefit of approximately $180,000 in fiscal 2024 and tax expense of approximately $51,600 during fiscal 2023, representing changes in the deferred tax liability for foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign subsidiaries and joint ventures that the Company determined were not essentially permanent in duration.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2024 and 2023 was approximately as follows:

	August 31,
	2024	2023
Stock-based compensation	$637,100	$556,700
Foreign tax credit carryforward	3,844,800	4,036,000
Capitalized research and experimentation	2,037,800	1,106,000
Other credit and loss carryforward	5,974,200	6,034,000
Other	965,368	1,048,800
Total deferred tax assets	13,459,268	12,781,500
Valuation allowance	(12,694,800)	(11,933,700)
Total deferred tax assets after valuation allowance	764,468	847,800
Right-of-use asset	(64,700)	(66,200)
Intangible assets	(1,564,200)	(1,670,700)
Unremitted foreign earnings	(34,800)	(214,800)
Other	(61,100)	(201,215)
Total deferred tax liabilities	(1,724,800)	(2,152,915)
Net deferred tax liabilities	$(960,332)	$(1,305,115)

As of August 31, 2024, the Company has foreign tax credit carryforwards of $3,844,800. This amount begins to expire to the extent not utilized by August 31, 2025. In addition, the Company had federal and state tax credit carryforwards of $5,405,560 as of August 31, 2024, which begin to expire in fiscal 2025.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has a deferred tax asset of $203,000 for federal net operating loss carryforwards and $274,000 for state net operating loss carryforwards as of August 31, 2024. The federal net operating loss carryforward has an indefinite carryforward period. The state net operating loss carryforward will begin to expire to the extent not utilized by August 31, 2025. The Company has a deferred tax asset of $481,200 for foreign net operating loss carryforwards, which will begin to expire to the extent not utilized by August 31, 2033.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that its domestic deferred tax assets will not be realized due to the absence of objectively verifiable sources of taxable income. On the basis of this evaluation, the Company has recorded a valuation allowance of $12,694,800 and $11,933,700 as of August 31, 2024 and 2023, respectively, to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The net deferred tax asset as of August 31, 2024 and 2023 relates entirely to non-US deferred tax assets which are expected to be realized offset by deferred tax liability for withholding tax on cumulative undistributed earnings in foreign subsidiaries and joint ventures that the Company determined were not essentially permanent. The change in the valuation allowance totaled an increase of $761,100 and $340,800 for the years ended August 31, 2024 and 2023, respectively.

The following is a tabular reconciliation of the total amounts of approximated unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2024	2023
Gross unrecognized tax benefits – beginning balance	$361,200	$319,000
Gross (decreases) increases – prior period tax positions	(5,400)	100
Gross increases – current period tax positions	43,500	42,100
Gross unrecognized tax benefits – ending balance	$399,300	$361,200

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest related to unrecognized tax benefits and penalties as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2024 and August 31, 2023.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2024, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2021.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently has operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between November 30, 2024 and May 31, 2028. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

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

Present Value of Leases

	August 31, 2024	August 31, 2023
Right-of-use assets, net	$424,558	$428,874

Current portion of lease liability	325,116	340,799
Lease liability, less current portion	99,442	88,075
Total lease liability	$424,558	$428,874

The weighted-average remaining lease term was 1.25 years and 1.21 years as of August 31, 2024 and 2023, respectively. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of August 31, 2024 and 2023, the Company estimates the weighted-average discount rate for its operating leases to be 7.61% and 7.60%, respectively, to present value based on the incremental borrowing rate.

Future minimum payments as of August 31, 2024 under these long-term operating leases are as follows (in thousands):

Fiscal 2025	$325,116
Fiscal 2026	103,944
Fiscal 2027	21,596
Thereafter	—
Total future minimum lease payments	450,656
Less amount representing interest	(26,098)
Present value of obligations under operating leases	424,558
Less current portion	(325,116)
Long-term operating lease obligations	$99,442

Operating lease cost under these leases was approximately $340,799 and $373,330 as of August 31, 2024 and 2023, respectively.

Annual Bonus Plan

On August 26, 2024, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2025. For fiscal 2025, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2025 compared to a pre-established target EBITOI for fiscal 2025, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2025.

On August 28, 2023, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2024. $2,200,000 was recognized for bonuses for the fiscal year ended August 31, 2024, $800,000 of the bonus is comprised of stock options granted to management on September 1, 2023 that will be expensed over three years and $1,400,000 will be paid out in cash and profit sharing subsequent to year end. This is compared to $2,000,000 recognized for bonuses for the fiscal year ended August 31, 2023, $800,000 of the bonus comprised of stock options granted to management on September 1, 2022 and $1,200,000 was paid out in cash and profit sharing subsequent to year end.

Concentrations

Three joint ventures (consisting of the Company’s joint ventures in the U.S., Japan and Thailand) accounted for 43.3% of the Company’s trade joint venture receivables as of August 31, 2024, and two joint ventures (consisting of the Company’s joint ventures in the United States and South Korea) accounted for 40.1% of the Company’s trade joint venture receivables as of August 31, 2023.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of August 31, 2024, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for fiscal year ended August 31, 2023 to reclassify tax receivables and tax payables.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Fiscal Year Ended August 31,
	2024	2023
Cash paid for income tax	$1,191,538	$1,064,894
Cash paid for interest	340,129	461,805
Cash paid for operating leases	340,799	373,330

17.	SUBSEQUENT EVENTS

On October 16, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on November 13, 2024 to stockholders of record on October 30, 2024. The declaration of future dividends is not guaranteed and will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors.

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

Material Weakness Remediation Activities

In connection with management’s assessment of controls over financial reporting during the fiscal year ended August 31, 2023, NTIC determined that it had not appropriately accounted for employee retention credits that were available to NTIC under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which required the restatement of its previously issued consolidated financial statements for the three and six months ended February 28, 2023 and three and nine months ended May 31, 2023. This control deficiency resulted in the restatement of NTIC’s consolidated financial statements for the three and six months ended February 28, 2023 and the three and nine months ended May 31, 2023. Accordingly, management determined that this control deficiency constituted a material weakness in NTIC’s internal control over financial reporting. To remediate this material weakness, NTIC implemented a new internal control designed to address the accounting for all material unusual or complex transactions as they occur.

Remediation of Material Weaknesses

During the fourth quarter of fiscal year 2024, NTIC tested its new internal control over financial reporting related to its remediation efforts described above that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Based on the actions taken, as well as the evaluation of the design, implementation, and operating effectiveness of the new control, NTIC determined that the material weakness have been remediated as of August 31, 2024.

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

Management, with the participation of NTIC’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except for the changes described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Adoption of Third Amended and Restated Bylaws

On November 14, 2024, NTIC’s Board of Directors approved and adopted Third Amended and Restated Bylaws (the “Amended and Restated Bylaws”) incorporating certain amendments, including amendments in response to recent developments in Delaware law. The Amended and Restated Bylaws became effective immediately upon their approval and adoption by the Board of Directors. The amendments reflected in the Amended and Restated Bylaws include, among other changes: (i) limiting certain disclosure requirements to bring forth a stockholder proposal or director nomination to the stockholder giving notice, any beneficial owners of such stockholder and stockholders who are known to financially support such stockholder proposal or director nomination; and (ii) incorporating other non-substantive, conforming changes.

The foregoing summary of the Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, as approved, adopted, and effective on November 14, 2024, which is filed as Exhibit 3.2 to this annual report on Form 10-K and incorporated by reference herein.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended August 31, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

Executive Officers

Information concerning NTIC’s executive officers and officers is included in this annual report on Form 10-K under Part I under the heading “Information about our Executive Officers.”

Delinquent Section 16(a) Reports

The information in the “Stock Ownership—Delinquent Section 16(a) Reports” section of NTIC’s definitive proxy statement to be filed with the Securities and Exchange Commission with respect to NTIC’s next annual meeting of stockholders, which involves the election of directors, is incorporated in this annual report on Form 10-K by reference.

Code of Ethics

NTIC has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions, as well as other employees and NTIC’s directors and meets the requirements of the SEC and The Nasdaq Stock Market. A copy of NTIC’s Code of Ethics is filed as an exhibit to this report. NTIC intends to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendments to or waivers from any provision of its code of ethics by posting such information on its corporate website at www.ntic.com.

Changes to Nomination Procedures

During the fourth quarter of fiscal 2024, there were no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2024. NTIC’s equity compensation plans as of August 31, 2024 were the Northern Technologies International Corporation 2024 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, and the Northern Technologies International Corporation Employee Stock Purchase Plan. Except for automatic annual grants of $50,000 in options to purchase shares of NTIC common stock (or, at the election of each director of NTIC, restricted stock units) to NTIC’s directors in consideration for their services as directors of NTIC and an automatic annual grant of $10,000 in options to purchase shares of NTIC common stock (of, at the election of NTIC’s Chair of the Board, restricted stock units) to NTIC’s Chair of the Board in consideration for his services as Chair, in each case on the first day of each fiscal year, and automatic initial pro rata grants of $50,000 in options to purchase shares of NTIC common stock (or, at the election of each new director of NTIC, restricted stock units) to NTIC’s new directors in consideration for their services as directors of NTIC on the first date of their appointment as directors, options, restricted stock units and other awards granted in the future under the Northern Technologies International Corporation 2024 Stock Incentive Plan are within the discretion of the Board of Directors and the Compensation Committee of the Board of Directors and, therefore, cannot be ascertained at this time. No future grants of options or other stock awards will be made under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan or the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,752,665(1)(2)	$11.47	1,012,313(3)
Equity compensation plans not approved by security holders	—	—	—
Total	1,752,665(1)(2)	$11.47	1,012,313(3)

______________________

(1)

Amount includes 365,250 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2024 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, 1,387,415 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2024 under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, and 0 shares of NTIC common stock issuable upon the exercise of stock options and the vesting of restricted stock units outstanding as of August 31, 2024 under the Northern Technologies International Corporation 2024 Stock Incentive Plan.

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

(3)

Amount includes 957,059 shares available as of August 31, 2024 for future issuance under Northern Technologies International Corporation 2024 Stock Incentive Plan and 55,254 shares available at August 31, 2024 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Item No.	Item	Method of Filing

3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023 (File No. 001-11038)

3.2	Third Amended and Restated Bylaws of Northern Technologies International Corporation	Filed herewith

4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)

4.2	Description of Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.2 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (File No. 001-11038)

10.1	Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)

10.3	Form of Non-Statutory Stock Option Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)

10.4	Form of Restricted Stock Unit Award Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)

10.5	Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2021 (File No. 001-11038)

10.6	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.7	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)

10.8	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.9	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.10	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.11	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)

10.12	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)

10.13	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2019 (File No. 001-11038)

10.14	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.15

Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*

Incorporated by reference to Exhibit 10.14 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.16	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld*	Incorporated by reference to Exhibit 10.15 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.17

Confidential Information, Inventions Assignment, Noncompetition and Non-Solicitation Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and Matthew C. Wolsfeld*

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)

10.18	Credit Agreement between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation, dated December 19, 2022	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023 (File No. 001-11038)

10.19	Line of Credit Note, effective January 5, 2024, between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2024 (File No. 001-11038)

10.20	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)

10.21	Amendment to Consulting Agreement effective January 11, 2022 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.24 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (File No. 001-11038)

10.22	Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. And Shanghai FASTO Investment Group Limited Company (Official Chinese Version)	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)

10.23	Unofficial English Summary of Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. and Shanghai FASTO Investment Group Limited Company	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)

14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Baker Tilly US, LLP	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Northern Technologies International Corporation Clawback Policy	Incorporated by reference to Exhibit 97.1 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (File No. 001-11038)

101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 19, 2024	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 19, 2024

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 19, 2024

/s/ Richard J. Nigon Richard J. Nigon	Chairman of the Board	November 19, 2024

/s/ Nancy E. Calderon Nancy E. Calderon	Director	November 19, 2024

/s/ Sarah E. Kemp Sarah E. Kemp	Director	November 19, 2024

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 19, 2024

/s/ Ramani Narayan, Ph. D. Ramani Narayan, Ph.D.	Director	November 19, 2024

/s/ Cristina Pinho Cristina Pinho	Director	November 19, 2024

/s/ Konstantin von Falkenhausen Konstantin von Falkenhausen	Director	November 19, 2024