Form 10-Q
period 2024-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2025-01-10
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

Yes ☐ No ☒

As of January 10, 2025, there were 9,470,507 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2024

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2024 (UNAUDITED) AND

AUGUST 31, 2024 (AUDITED)

	November 30, 2024	August 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,569,834	$4,952,184
Receivables:
Trade, less allowance for credit losses of $310,000 as of November 30, 2024 and August 31, 2024	16,081,710	19,187,079
Fees for services provided to joint ventures	1,170,328	1,235,016
Income taxes	688,806	392,293
Inventories, net	14,337,384	14,390,844
Prepaid expenses	2,454,288	1,421,803
Total current assets	40,302,350	41,579,219

PROPERTY AND EQUIPMENT, NET	17,053,239	16,265,653
OTHER ASSETS:
Investments in joint ventures	25,492,921	25,397,287
Deferred income tax, net	508,495	544,464
Intangible assets, net	5,573,945	5,682,945
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	324,329	424,558
Total other assets	36,682,066	36,831,630
Total assets	$94,037,655	$94,676,502

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$4,518,734	$4,291,608
Term loan	2,761,592	2,820,835
Accounts payable	6,559,744	6,393,355
Income taxes payable	256,849	327,781
Accrued liabilities:
Payroll and related benefits	2,710,181	3,163,372
Other	1,094,381	574,876
Current portion of operating leases	217,441	325,116
Total current liabilities	18,118,922	17,896,943
LONG-TERM LIABILITIES:
Deferred income tax, net	1,504,796	1,504,796
Operating leases, less current portion	106,888	99,442
Total long-term liabilities	$1,611,684	$1,604,238

COMMITMENTS AND CONTINGENCIES (Note 12)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of November 30, 2024 and August 31, 2024; issued and outstanding 9,470,507 and 9,466,980, respectively	189,410	189,340
Additional paid-in capital	23,999,854	23,615,564
Retained earnings	53,669,366	53,771,211
Accumulated other comprehensive loss	(7,645,298)	(6,382,124)
Stockholders’ equity	70,213,332	71,193,991
Non-controlling interests	4,093,717	3,981,330
Total equity	74,307,049	75,175,321
Total liabilities and equity	$94,037,655	$94,676,502

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

	Three Months Ended November 30,
	2024	2023
NET SALES:
Net sales	$21,338,393	$20,181,675
Cost of goods sold	13,175,440	12,847,401
Gross profit	8,162,953	7,334,274

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,129,593	1,102,241
Fees for services provided to joint ventures	1,284,119	1,248,958
Total joint venture operations	2,413,712	2,351,199

OPERATING EXPENSES:
Selling expenses	4,267,654	3,686,058
General and administrative expenses	3,858,943	3,517,061
Research and development expenses	1,343,397	1,105,921
Total operating expenses	9,469,994	8,309,040

OPERATING INCOME	1,106,671	1,376,433

INTEREST INCOME	25,567	46,442
INTEREST EXPENSE	(120,220)	(111,138)
INCOME BEFORE INCOME TAX EXPENSE	1,012,018	1,311,737

INCOME TAX EXPENSE	217,871	226,796
NET INCOME	794,147	1,084,941

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	233,056	189,420
NET INCOME ATTRIBUTABLE TO NTIC	$561,091	$895,521

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.06	$0.09
Diluted	$0.06	$0.09

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,470,507	9,427,588
Diluted	9,754,209	9,706,581

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

	Three Months Ended November 30,
	2024	2023
NET INCOME	$794,147	$1,084,941
OTHER COMPREHENSIVE (LOSS) INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(1,383,843)	301,319
COMPREHENSIVE (LOSS) INCOME	(589,696)	1,386,260
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(112,387)	(183,797)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(702,083)	$1,202,463

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income Loss	Interests	Equity
BALANCE AT AUGUST 31, 2023	9,424,101	$188,482	$21,986,767	$51,004,427	$(6,823,403)	$4,342,524	$70,698,797
Stock issued for employee stock purchase plan	3,496	70	40,026	—	—	—	40,096
Stock-based compensation expense	—	—	350,933	—	—	—	350,933
Dividend received by non-controlling interest	—	—	—	—	—	(800,000)	(800,000)
Dividends paid to shareholders	—	—	—	(659,932)	—	—	(659,932)
Net income	—	—	—	895,521	—	189,420	1,084,941
Comprehensive income	—	—	—	—	306,942	(5,623)	301,319
BALANCE AT NOVEMBER 30, 2023	9,427,597	$188,552	$22,377,726	$51,240,016	$(6,516,461)	$3,726,321	$71,016,154

BALANCE AT AUGUST 31, 2024	9,466,980	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321
Stock issued for employee stock purchase plan	3,527	71	42,400	—	—	—	42,471
Stock-based compensation expense	—	—	341,890	—	—	—	341,890
Dividends paid to shareholders	—	—	—	(662,936)	—	—	(662,936)
Net income	—	—	—	561,091	—	233,056	794,147
Comprehensive income	—	—	—	—	(1,263,174)	(120,669)	(1,383,843)
BALANCE AT NOVEMBER 30, 2024	9,470,507	$189,410	$23,999,854	$53,669,366	$(7,645,298)	$4,093,717	$74,307,049

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

	Three Months Ended November 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$794,147	$1,084,941
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	341,890	350,933
Depreciation expense	267,155	307,010
Amortization expense	147,720	147,655
Equity in income from joint ventures	(1,129,593)	(1,102,241)
Dividends received from joint ventures	—	371,103
Deferred income taxes	22,755	15,335
Changes in current assets and liabilities:
Receivables:
Trade	2,874,595	794,395
Fees for services provided to joint ventures	64,687	75,914
Dividends receivable from joint venture	—	1,986,027
Income taxes	(344,621)	(285,866)
Inventories	(73,223)	525,559
Prepaid expenses and other	(1,046,973)	(929,250)
Accounts payable	195,752	270,194
Income tax payable	(19,024)	9,594
Accrued liabilities	299,800	(544,411)
Net cash provided by operating activities	2,395,066	3,076,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,219,616)	(390,729)
Investments in patents	(38,720)	(33,142)
Net cash used in investing activities	(1,258,336)	(423,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit	227,124	(600,000)
Dividends paid on NTIC common stock	(662,936)	(659,932)
Dividends received by non-controlling interest	—	(800,000)
Proceeds from employee stock purchase plan	42,471	40,096
Net cash used in financing activities	(393,341)	(2,019,836)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(125,739)	54,673

NET INCREASE IN CASH AND CASH EQUIVALENTS	617,650	687,858
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,952,184	5,406,174

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,569,834	$6,094,032

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2024 and August 31, 2024, the results of the Company’s operations for the three months ended November 30, 2024 and 2023, the changes in stockholders’ equity for the three months ended November 30, 2024 and 2023 and the Company’s cash flows for the three months ended November 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2024. These consolidated financial statements also should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section appearing in this report.

Operating results for the three months ended November 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2025.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for the three months ended November 30, 2023 to reclassify joint venture receivables, tax receivables and tax payables.

The Company evaluates events occurring after the date of the consolidated financial statements, through the date the consolidated financial statements were available to be issued, requiring recording or disclosure in the consolidated financial statements.

2.	NEW SIGNIFICANT ACCOUNTING POLICIES

For the three months ended November 30, 2024, there have been no new significant accounting policies from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2024.

3.	ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 is intended to enhance financial reporting by requiring incremental disclosures for significant segment expenses on an annual and interim basis by public entities required to report segment information in accordance with Accounting Standards Codification Topic 280. The amendments in ASU 2023-07 are to be applied retrospectively to all periods presented in the financial statements and early adoption is permitted. This standard will be applicable to the Company for the 2025 annual period and quarterly periods thereafter. The Company is evaluating its disclosure approach for ASU 2023-07 and anticipates adopting the standard for the year ended August 31, 2025 and filings thereafter.

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

In March 2024, the Securities and Exchange Commission (SEC) adopted rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. For large-accelerated filers and accelerated filers, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, and January 1, 2026, respectively, subject to legal challenges and the SEC’s voluntary stay of the disclosure requirements. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.

4.	INVENTORIES

Inventories consisted of the following:

	November 30, 2024	August 31, 2024
Production materials	$5,543,326	$5,513,409
Finished goods	8,794,058	8,877,435
	$14,337,384	$14,390,844

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2024	August 31, 2024
Land	$1,238,180	$1,238,180
Buildings and improvements	14,760,250	14,760,250
Construction in process	4,171,288	3,086,479
Machinery and equipment	7,298,297	7,276,151
	27,468,015	26,361,060
Less accumulated depreciation	(10,414,776)	(10,095,407)
	$17,053,239	$16,265,653

Depreciation expense was $267,155 for the three months ended November 30, 2024, compared to $307,010 for the three months ended November 30, 2023.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of November 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,498,597	$(2,896,469)	$602,128
Customer relationships	6,347,000	(1,375,183)	4,971,817
Total intangible assets, net	$9,845,597	$(4,271,652)	$5,573,945

	As of August 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,459,877	$(2,854,532)	$605,345
Customer relationships	6,347,000	(1,269,400)	5,077,600
Total intangible assets, net	$9,806,877	$(4,123,932)	$5,682,945

Amortization expense related to intangible assets was $147,720 and $147,655 for the three months ended November 30, 2024 and 2023, respectively.

As of November 30, 2024, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2025	$459,191
Fiscal 2026	485,814
Fiscal 2027	450,739
Fiscal 2028	450,739
Fiscal 2029	450,739
Thereafter	3,276,723
Total	$5,573,945

7.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of November 30, 2024
	Total	EXCOR	All Other
Current assets	$56,703,487	$26,050,938	$30,652,549
Total assets	64,773,897	31,700,918	33,072,979
Current liabilities	12,976,356	2,455,785	10,520,571
Non-current liabilities	300,116	—	300,116
Joint ventures’ equity	51,497,426	29,245,133	22,252,293
NTIC’s share of joint ventures’ equity	25,493,228	14,622,568	10,870,660
NTIC’s share of joint ventures’ undistributed earnings	24,548,560	14,591,663	9,956,897

	Three Months Ended November 30, 2024
	Total	EXCOR	All Other
Net sales	$23,837,010	$8,738,814	$15,098,196
Gross profit	10,315,283	4,757,686	5,557,597
Net income	2,259,187	1,247,500	1,011,687
NTIC’s share of equity in income from joint ventures	1,129,593	623,750	505,843
NTIC’s dividends received from joint ventures	—	—	—

	As of August 31, 2024
	Total	EXCOR	All Other
Current assets	$56,420,503	$26,234,664	$30,185,839
Total assets	64,183,071	31,513,288	32,669,783
Current liabilities	12,553,716	2,221,726	10,331,990
Non-current liabilities	323,199	—	323,199
Joint ventures’ equity	51,306,156	29,291,562	22,014,594
NTIC’s share of joint ventures’ equity	25,397,287	14,645,783	10,751,504
NTIC’s share of joint ventures’ undistributed earnings	23,645,685	14,614,878	9,030,807

	Three Months Ended November 30, 2023
	Total	EXCOR	All Other
Net sales	$23,560,661	$8,420,960	$15,139,701
Gross profit	10,103,800	4,375,075	5,728,725
Net income	2,204,482	1,026,907	1,177,575
NTIC’s share of equity in income from joint ventures	1,102,241	513,453	588,788
NTIC’s dividends received from joint ventures	371,104	—	371,104

8.	CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provided the Company with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which included a $5.0 million sublimit for standby letters of credit. Borrowings of $4,518,734 and $4,291,608 were outstanding under the Credit Facility as of November 30, 2024 and August 31, 2024, respectively. The Company was in compliance with all covenants under the Credit Agreement as of November 30, 2024.

On January 6, 2025, the Company and JPM entered into an amendment to the Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2025 to January 5, 2026, reduce the availability under the Credit Facility from $10.0 million to $8.0 million and increase the applicable margin for Adjusted SOFR Rate (as defined below) advances from 2.15% to 2.35%. All other material terms of the Credit Facility and the Credit Agreement remain the same.

The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the January 5, 2026 maturity date, unless the Credit Facility is extended or renewed or terminated earlier.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 7.07% and 7.43% for the three months ended November 30, 2024 and 2023.

To secure the Credit Agreement, the Company assigned JPM a continuing security interest in all of its right, title and interest in collateral made up of the assets of the Company.

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

On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). The term loans mature in April 2025 and June 2025, respectively, unless extended. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of November 30, 2024. The current outstanding balance for both term loans was USD $2,761,592 as of November 30, 2024 and USD $2,820,835 as of August 31, 2024.

9.	STOCKHOLDERS’ EQUITY

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

During the three months ended November 30, 2024 and 2023, the Company repurchased no shares of its common stock.

The Company issued 3,527 and 3,496 shares of common stock on September 1, 2023 and 2022, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The ESPP is compensatory for financial reporting purposes. As of November 30, 2024, 51,727 shares of common stock remained available for sale under the ESPP.

10.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options and the settlement of restricted stock units using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
Numerator:	2024	2023
Net income attributable to NTIC	$561,091	$895,521

Denominator:
Basic – weighted shares outstanding	9,470,507	9,427,588
Weighted shares assumed upon exercise of stock options and settlement of restricted stock units	283,702	278,993
Diluted – weighted shares outstanding	9,754,209	9,706,581
Basic net income per share:	$0.06	$0.09
Diluted net income per share:	$0.06	$0.09

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options and restricted stock units are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three months ended November 30, 2024 were options outstanding to purchase 751,153 shares of common stock. Excluded from the computation of diluted net income per share for the three months ended November 30, 2023 were options outstanding to purchase 580,869 shares of common stock.

11.	STOCK-BASED COMPENSATION

Stock Options

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2024	1,752,667	$11.48
Granted	245,190	$13.26
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding as of November 30, 2024	1,997,857	$11.69

The weighted average per share fair value of options granted during the three months ended November 30, 2024 and 2023 was $4.95 and $5.05, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2024 and 2023 was 6.27 years and 6.55 years, respectively.

The Company recognized stock option compensation expense of $304,930 and $350,933 during the three months ended November 30, 2024 and 2023, respectively. As of November 30, 2024, there was $1,916,887 of unrecognized stock option compensation expense. The amount is expected to be recognized over a period of 2.75 years.

Restricted Stock Units

Restricted stock units were granted under the 2024 Plan on September 1, 2024 to certain non-employee directors during the three months ended November 30, 2024 and vest in full on the one-year anniversary of the date of grant. A summary of restricted stock unit activity for the three months ended November 30, 2024 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2024	—	$—
Granted	11,313	13.14
Vested/Settled	—	—
Cancelled/Forfeited	—	—
Outstanding as of November 30, 2024	11,313	$13.14

Restricted stock units are valued using the closing stock price on the grant date. The Company recognizes the grant date fair value of the restricted stock units over one year. For the three months ended November 30, 2024, the Company recognized $36,960 in stock-based compensation expense. As of November 30, 2024, there is an unrecognized stock-based compensation expense of $111,692, which is expected to be recognized over 0.75 years.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, electronics, electrical, mechanical, military and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. The Company also sells a portfolio of proprietary bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The following table sets forth the Company’s net sales for the three months ended November 30, 2024 and 2023 by segment:

	Three Months Ended November 30,
	2024	2023
ZERUST® net sales	$15,475,803	$15,405,745
Natur-Tec® net sales	5,862,590	4,775,930
Total net sales	$21,338,393	$20,181,675

The following table sets forth the Company’s cost of goods sold for the three months ended November 30, 2024 and 2023 by segment:

	November 30, 2024	% of Product Sales*	November 30, 2023	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,678,706	56.1%	$8,744,024	56.8%
Natur-Tec®	3,689,183	62.9%	3,228,583	67.6%
Indirect cost of goods sold	807,551	NA	874,794	NA
Total net cost of goods sold	$13,175,440		$12,847,401

*	The percent of product sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three months ended November 30, 2024 and 2023 were as follows:

	Three Months Ended November 30,
	2024	2023
Inside the U.S. to unaffiliated customers	$13,088,319	$12,097,843
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	767,456	851,452
Unaffiliated customers	7,482,618	7,232,380
	$21,338,393	$20,181,675

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2024 and 2023 were as follows:

	Three Months Ended November 30,
	2024	% of Total Fees for Services Provided to Joint Ventures	2023	% of Total Fees for Services Provided to Joint Ventures
Poland	$220,010	17.1%	$198,017	15.9%
Germany	206,329	16.1%	205,643	16.5%
Japan	148,538	11.6%	136,081	10.9%
Finland	131,460	10.2%	103,744	8.3%
United Kingdom	116,226	9.1%	63,149	5.1%
Thailand	94,165	7.3%	79,438	6.4%
France	79,064	6.2%	121,966	9.8%
Czech Republic	72,631	5.7%	77,812	6.2%
South Korea	67,701	5.3%	74,957	6.0%
Sweden	66,928	5.2%	110,536	8.9%
Other	81,067	6.3%	77,615	6.2%
	$1,284,119	100.0%	$1,248,958	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At November 30, 2024	At August 31, 2024
China	$5,453,786	$5,627,202
Other	1,212,917	1,217,400
United States	10,386,536	9,421,051
Total property and equipment, net	$17,053,239	$16,265,653

	Three Months Ended November 30,
	2024	2023
China	$3,994,769	$3,678,523
Brazil	1,385,194	1,529,623
India	6,045,735	5,180,391
Other	2,430,077	2,560,757
United States	7,482,618	7,232,381
Total net sales	$21,338,393	$20,181,675

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

13.	COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of November 30, 2024, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended November 30,
	2024	2023
Cash paid for interest	$120,220	$111,138

15.	INCOME TAXES

Income tax expense for the three months ended November 30, 2024 was $217,871 compared to $226,796 for the three months ended November 30, 2023. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of November 30, 2024 and August 31, 2024.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis provides material historical and prospective disclosures intended to enable investors and other users to assess NTIC’s financial condition and results of operations. Statements that are not historical are forward-looking and involve risks and uncertainties discussed under the heading “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements” in this report and under “Part 1. Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended August 31, 2024. The following discussion of the results of the operations and financial condition of NTIC should be read in conjunction with NTIC’s consolidated financial statements and the related notes thereto included under the heading “Part I. Item 1. Financial Statements.”

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

Highlights of NTIC’s financial results for the three months ended November 30, 2024 include the following, with increases or decreases in each case as compared to the prior fiscal year quarterly period:

●

NTIC’s consolidated net sales increased 5.7% during the three months ended November 30, 2024 compared to the three months ended November 30, 2023 primarily due to increased sales and demand for Natur-Tec® products and, to a significantly lesser extent, ZERUST® products. During the three months ended November 30, 2024, 72.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services and 27.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products.

●

Cost of goods sold as a percentage of net sales decreased to 61.7% during the three months ended November 30, 2024, compared to 63.7% during the three months ended November 30, 2023 primarily as a result of lower raw material prices overall and savings associated with the insourcing of various finished goods production.

●

NTIC’s joint venture operating income increased 2.7% to $2,413,712 during the three months ended November 30, 2024 compared to $2,351,199 during the three months ended November 30, 2023. This increase was primarily due to increases in equity in income from joint ventures and fees for services provided to joint ventures, both of which were driven primarily by increased sales at the majority of the joint ventures. Net sales at the joint ventures, which are not consolidated with NTIC’s net sales, increased 1.2% to $23,837,010 during the three months ended November 30, 2024, compared to $23,560,661 for the three months ended November 30, 2023.

●

NTIC’s total operating expenses increased 14.0% to $9,469,994 during the three months ended November 30, 2024 compared to $8,309,040 for the three months ended November 30, 2023. This increase was primarily due to strategic investments in ZERUST® oil and gas sales infrastructure and, to a lesser extent, increased personnel expenses, including due to new hires and benefits, and increased travel and professional fees.

●

NTIC incurred net income attributable to NTIC of $561,091, or $0.06 per diluted common share, for the three months ended November 30, 2024 compared to $895,521, or $0.09 per diluted common share, for the three months ended November 30, 2023.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2024 and 2023.

	Three Months Ended November 30,
	2024	% of Net Sales	2023	% of Net Sales	$ Change	% Change
Net sales	$21,338,393	N/A	$20,181,675	N/A	$1,156,718	5.7%
Cost of goods sold	13,175,440	61.7%	12,847,401	63.7%	328,039	2.6%
Equity in income from joint ventures	1,129,593	N/A	1,102,241	N/A	27,352	2.5%
Fees for services provided to joint ventures	1,284,119	N/A	1,248,958	N/A	35,161	2.8%
Selling expenses	4,267,654	20.0%	3,686,058	18.3%	581,596	15.8%
General and administrative expenses	3,858,943	18.1%	3,517,061	17.4%	341,882	9.7%
Research and development expenses	1,343,397	6.3%	1,105,921	5.5%	237,476	21.5%

Net Sales. NTIC’s consolidated net sales increased 5.7% to $21,338,393 during the three months ended November 30, 2024 compared to the three months ended November 30, 2023. This increase was primarily due to increased sales and demand for Natur-Tec® and, to a significantly lesser extent, ZERUST® products.

The following table sets forth NTIC’s net sales by product segment for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023	$ Change	% Change
Total ZERUST® sales	$15,475,803	$15,405,745	$70,058	0.5%
Total Natur-Tec® sales	5,862,590	4,775,930	1,086,660	22.8%
Total net sales	$21,338,393	$20,181,675	$1,156,718	5.7%

During the three months ended November 30, 2024, 72.5% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 0.5% to $15,475,803 during the three months ended November 30, 2024 compared to $15,405,745 during the three months ended November 30, 2023. This slight increase was primarily a result of increased demand in North America for ZERUST® oil and gas products and ZERUST® industrial products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023	$ Change	% Change
ZERUST® industrial net sales	$13,962,252	$13,903,431	$58,821	0.4%
ZERUST® oil & gas net sales	1,513,551	1,502,314	11,237	0.7%
Total ZERUST® net sales	$15,475,803	$15,405,745	$70,058	0.5%

ZERUST® industrial net sales increased during the three months ended November 30, 2024, compared to the same prior fiscal year period, primarily due to increased demand for North American ZERUST® industrial products. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 0.4% during the three months ended November 30, 2024 compared to the same period last fiscal year primarily due to increased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three months ended November 30, 2024, 27.5% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 23.7% during the three months ended November 30, 2023. Sales of Natur-Tec® products increased 22.8% to $5,862,590 during the three months ended November 30, 2024 compared to $4,775,930 during the three months ended November 30, 2023 due to increased global demand. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold. Cost of goods sold increased 2.6% for the three months ended November 30, 2024 compared to the three months ended November 30, 2023 primarily as a result of lower raw material prices overall and the continued effect of cost containment measures. Cost of goods sold as a percentage of net sales decreased to 61.7% for the three months ended November 30, 2024 compared to 63.7% for the three months ended November 30, 2023 due primarily to the lower raw material prices and the insourcing of various finished goods production. NTIC has taken certain actions to address inflationary pressures and pass on related cost increases to its customers and some improvements from these actions, as well as some improvements in gross margin, were realized during the three months ended November 30, 2024.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 2.5% to $1,129,593 during the three months ended November 30, 2024 compared to $1,102,241 during the three months ended November 30, 2023. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $623,750 attributable to EXCOR during the three months ended November 30, 2024 compared to $513,453 attributable to EXCOR during the three months ended November 30, 2023. This increase was due to a slight increase in net sales by EXCOR compared to the prior fiscal year period. NTIC had equity in income from all other joint ventures of $505,843 during the three months ended November 30, 2024, compared to $588,788 during the three months ended November 30, 2023.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,284,119 during the three months ended November 30, 2024 compared to $1,248,958 during the three months ended November 30, 2023, representing an increase of 2.8%, or $35,161. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures during the three months ended November 30, 2024, specifically EXCOR. Net sales at the joint ventures increased to $23,837,010 during the three months ended November 30, 2024 compared to $23,560,661 for the three months ended November 30, 2023, representing an increase of 1.2%. This increase was primarily a result of increased demand during the three months ended November 30, 2024 at NTIC’s joint venture in Germany primarily, as described above. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $206,329 were attributable to EXCOR during the three months ended November 30, 2024 compared to $205,643 attributable to EXCOR during the three months ended November 30, 2023.

Selling Expenses. NTIC’s selling expenses increased 15.8% for the three months ended November 30, 2024 compared to the same period in fiscal 2024 primarily as a result of increased personnel expense during the current fiscal year period compared to the same prior fiscal year period due primarily to an expansion in the ZERUST® oil and gas sales team.  Selling expenses as a percentage of net sales increased to 20.0% for the three months ended November 30, 2024 compared to 18.3% during the three months ended November 30, 2023 primarily due to increased selling expenses, as noted above, and partially offset by increased net sales.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 9.7% for the three months ended November 30, 2024 compared to the same period in fiscal 2024 primarily due to increased professional services and travel and personnel expenses during the current fiscal year period compared to the same prior fiscal year period. As a percentage of net sales, general and administrative expenses increased to 18.1% for the three months ended November 30, 2024 from 17.4% for the three months ended November 30, 2023 primarily due to increased general and administrative expenses, as noted above, and partially offset by increased net sales.

Research and Development Expenses. NTIC’s research and development expenses increased 21.5% for the three months ended November 30, 2024 compared to the same period in fiscal 2024 primarily due to the continued investment into new product development. As these initiatives transition into commercialization, the costs will shift from research and development expenses to selling expenses, reflecting our advancement toward bringing these innovations to market.

Interest Income. NTIC’s interest income decreased to $25,567 during the three months ended November 30, 2024 compared to $46,442 during the three months ended November 30, 2023 primarily due to changes in the invested cash balances and rate of return at various subsidiaries.

Interest Expense. NTIC’s interest expense increased to $120,220 during the three months ended November 30, 2024 compared to $111,138 during the three months ended November 30, 2023 primarily due to increased outstanding average borrowings during the current fiscal year period.

Income Before Income Tax Expense. NTIC had income before income tax expense of $1,012,018 for the three months ended November 30, 2024 compared to income before income tax expense of $1,311,737 for the three months ended November 30, 2023.

Income Tax Expense. Income tax expense was $217,871 during the three months ended November 30, 2024 compared to $226,796 during the three months ended November 30, 2023. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $24,548,560 and $23,465,685 as of November 30, 2024 and August 31, 2024, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $561,091, or $0.06 per diluted common share, for the three months ended November 30, 2024 compared to $895,521, or $0.09 per diluted common share, for the three months ended November 30, 2023. This decrease was primarily due to the increase in operating expenses, partially offset by the increase in gross profit and income from our joint venture operations.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2024 compared to the same period in fiscal 2024.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $22,183,428 as of November 30, 2024, including $5,569,834 in cash and cash equivalents, $4,518,734 outstanding under NTIC’s line of credit and $2,761,592 outstanding under NTIC China’s term loans, compared to $23,682,276 as of August 31, 2024, including $4,952,184 in cash and cash equivalents, $4,291,608 outstanding under NTIC’s line of credit and $2,820,835 outstanding under NTIC China’s term loans.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2025, NTIC expects to continue to invest through its use of working capital in Zerust India, NTIC China, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time.

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

Credit Agreement with JPMorgan Chase Bank, N.A. On January 6, 2023, NTIC entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provided NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, and replaced NTIC’s prior loan agreement. The Credit Facility included a $5.0 million sublimit for standby letters of credit. Borrowings of $4,518,734 were outstanding under the Credit Facility as of November 30, 2024. The Company was in compliance with all covenants under the Credit Agreement as of November 30, 2024.

On January 6, 2025, the Company and JPM entered into an amendment to the Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2025 to January 5, 2026, reduce the availability under the Credit Facility from $10.0 million to $8.0 million and increase the applicable margin for Adjusted SOFR Rate (as defined below) advances from 2.15% to 2.35%. All other material terms of the Credit Facility and the Credit Agreement remain the same.

The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the January 5, 2026 maturity date, unless the Credit Facility is extended or renewed or terminated earlier. It is anticipated that the Credit Facility will be renewed each year for one additional year for the immediate foreseeable future.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.15% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 7.07% and 7.43% for the three months ended November 30, 2024 and 2023.

To secure the Credit Agreement, the Company assigned to JPM a continuing security interest in all of its right, title and interest in collateral made up of the assets of the Company.

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

Other Credit Arrangements. On each of April 10, 2023 and May 30, 2023, the Company’s wholly-owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). The term loans mature in April 2025 and June 2025, respectively, unless extended. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of November 30, 2024. The current outstanding balance as of November 30, 2024 for both term loans is a total of USD $2,761,592.

Uses of Cash and Cash Flow. Net cash provided by operating activities during the three months ended November 30, 2024 was $2,395,066 which resulted principally from a decrease in trade receivables and technical fee receivables, NTIC’s net income, an increase in accounts payable, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures and an increase in inventory and prepaid expenses. Net cash provided by operating activities during the three months ended November 30, 2023 was $3,076,892, which resulted principally from a decrease in dividends receivable from joint venture and trade receivables, NTIC’s net income, dividends received from joint ventures, a decrease in inventories, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures and an increase in prepaid expenses and other, technical fee receivables and accounts payable.

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

NTIC experienced a decrease in trade receivables and inventory as of November 30, 2024 compared to August 31, 2024. Trade receivables, as of November 30, 2024 decreased $3,105,369 compared to August 31, 2024, primarily related to timing differences of sales.

Outstanding trade receivables, decreased an average of 6 days to an average of 69 days from balances outstanding from these customers as of November 30, 2024 from an average of 75 days as of August 31, 2024.

Outstanding receivables for services provided to joint ventures as of November 30, 2024 decreased $64,688 compared to August 31, 2024, and the average days to pay increased an average of 7 days to an average of 83 days from an average of 76 days as of August 31, 2024.

Net cash used in investing activities for the three months ended November 30, 2024 was $1,258,336, which was primarily the result of the purchases of property and equipment, and investments in patents. Net cash used in investing activities for the three months ended November 30, 2023 was $423,871, which was primarily the result of the purchases of property and equipment, and investments in patents.

Net cash used in financing activities for the three months ended November 30, 2024 was $393,341, which resulted from dividends paid to shareholders, partially offset by borrowings under the line of credit, and proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the three months ended November 30, 2023 was $2,019,836, which resulted from dividends paid to shareholders, the repayment of borrowings under the line of credit, and dividends received by non-controlling interests, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of November 30, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during the three months ended November 30, 2024.

Cash Dividends. On October 16, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on November 13, 2024 to stockholders of record on October 30, 2024. On October 18, 2023, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on November 15, 2023 to stockholders of record on November 1, 2023. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions and other factors.

Capital Expenditures and Commitments. NTIC spent $1,219,616 on capital expenditures during the three months ended November 30, 2024, which related primarily to facility improvements to the warehouse facility NTIC purchased during fiscal 2023 and the installation of a new Enterprise Resource Planning (ERP) software system and associated equipment. NTIC expects to spend an aggregate of approximately $1,600,000 to $2,100,000 on capital expenditures during fiscal 2025, which it expects will relate primarily to the purchase of new equipment and facility improvements.

Inflation and Seasonality

Inflation in the United States and abroad historically has had minimal effect on NTIC and did not adversely affect NTIC’s gross margins during the first quarter of fiscal 2025. NTIC believes there is some seasonality in its business. NTIC anticipates its net sales in the second fiscal quarter may be adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $4,518,734 were outstanding under the Credit Facility as of November 30, 2024.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of November 30, 2024 for both term loans is a total of USD $2,761,592.

Critical Accounting Policies and Estimates

There have been no material changes to NTIC’s critical accounting policies and estimates from the information provided in “Part II. Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2024.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

●

The effect of current worldwide economic conditions, including in particular in the United States, Europe, India and China, and in the automotive industry, and the effect of inflation, recessionary indicators and any turmoil and disruption in the global credit, financial and banking markets or the perception of adverse conditions on NTIC’s business and the business of NTIC’s customers, suppliers, vendors and other third parties with whom NTIC conducts business;

●	The effect of slowdowns within the automotive industry on NTIC’s business and the evolution of the automotive industry towards electric vehicles;

●	The effect of changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise;

●	The effect of worldwide disruption in supply issues on NTIC’s business, operating results and financial condition;

●	The effect of disruptions to distribution channels for NTIC’s products and disruptions to our customers, suppliers and subcontractors, as well as the global economy and financial markets;

●

The effects of ongoing wars and sanctions against Russia by U.S. and European governments on commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue through the end of fiscal 2025;

●

NTIC’s operations in China and the risks associated therewith, including trade or other issues that may result from increasing tensions between the U.S. and China, including the implementation of higher tariffs;

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

●	Fluctuations in the cost and availability of raw materials, including resins and other commodities, due to supply chain disruptions and the impact of government sanctions;

●

The success of and risks associated with NTIC’s emerging new businesses and products and services, including in particular NTIC’s ability and the ability of NTIC’s joint ventures to sell ZERUST® products and services to the oil and gas industry and Natur-Tec® products and the often lengthy and extensive sales process involved in selling such products and services;

●	NTIC’s ability to introduce new products and services that respond to changing market conditions and customer demand;

●	Market acceptance of NTIC’s existing and new products, especially in light of existing and new competitive products;

●	Maturation of certain existing markets for NTIC’s ZERUST® products and services and NTIC’s ability to grow market share and succeed in penetrating other existing and new markets;

●	Increased competition, especially with respect to NTIC’s ZERUST® products and services, and the effect of such competition on NTIC’s and its joint ventures’ pricing, net sales, and margins;

●	The enforcement or lack thereof of rules and regulations favorable to the market for biodegradable plastics;

●	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

●	NTIC’s reliance upon suppliers;

●	Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry, and which may be impacted by ongoing wars, including the war between Russia and Ukraine;

●

The costs and effects of complying with laws and regulations and changes in tax, fiscal, government, and other regulatory policies, including rules relating to environmental, health, and safety matters;

●	Unforeseen product quality or other problems in the development, production, and usage of new and existing products;

●	Unforeseen production expenses incurred in connection with new customers and new products;

●	Loss of or changes in executive management or key employees and the need to hire and train local support in a timely manner in order to support customer needs;

●	Ability of management to manage around unplanned events;

●	Pending and future litigation;

●	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

●	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules, and regulations;

●	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

●	Fluctuations in NTIC’s effective tax rate;

●	The effect of extreme weather conditions on NTIC’s operating results; and

●	NTIC’s reliance upon its management information systems and risks associated with its recent implementation of a new Enterprise Resource Planning system.

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2024 under the heading “Part I. Item 1A. Risk Factors.”

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $4,518,734 were outstanding under the Credit Facility as of November 30, 2024. Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of November 30, 2024 for both term loans is a total of USD $2,761,592.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2024 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2024, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2024 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2024 through September 30, 2024	0	$0	0	(1)
October 1, 2024 through October 31, 2024	0	$0	0	(1)
November 1, 2024 through November 30, 2024	0	$0	0	(1)
Total	0	$0	0	(1)(2)

__________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2024, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Credit Agreement

On January 6, 2025, the Company and JPM entered into an amendment to the Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2025 to January 5, 2026, reduce the availability under the Credit Facility from $10.0 million to $8.0 million and increase the applicable margin for Adjusted SOFR Rate (as defined below) advances from 2.15% to 2.35%. All other material terms of the Credit Facility and the Credit Agreement remain the same.

The foregoing represents only a summary of the material terms of the amendment to the Credit Agreement, does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment to the Credit Agreement and new Line of Credit Note, which are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this quarterly report on Form 10-Q, and are incorporated by reference herein.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended November 30, 2024, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Material Changes to the Procedures by Which Security Holders May Recommend Nominees to the Registrant's Board of Directors

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

The foregoing summary of the Amended and Restated Bylaws is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, as approved, adopted, and effective on November 14, 2024, which is filed as Exhibit 3.1 to this quarterly report on Form 10-Q and incorporated by reference herein.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description
3.1

Third Amended and Restated Bylaws of Northern Technologies International Corporation (incorporated by reference to Exhibit 3.2 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (File No. 001-11038))

10.1	Second Amendment to Credit Agreement, dated as of January 6, 2025, between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation (filed herewith)

10.2	Line of Credit Note, dated January 6, 2025, between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. (filed herewith)

Exhibit No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income , (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: January 10, 2025	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)