Form 10-Q
period 2025-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2025-04-10
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

As of April 10, 2025, there were 9,474,363 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2025

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

i

_________________

As used in this report, references to “NTIC,” the “Company,” “we,” “our” or “us,” unless the context otherwise requires, refer to Northern Technologies International Corporation and its wholly owned and majority-owned subsidiaries, all of which are consolidated on NTIC’s consolidated financial statements.

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V.; (4) “Zerust India” refer to NTIC’s wholly owned subsidiary in India, HNTI Limited (formerly Harita-NTI Limited); and (5)“NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which holds investments in certain entities that operate in the Association of Southeast Asian Nations (ASEAN) region.

NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures. Except as otherwise indicated, references in this report to NTIC’s joint ventures do not include any of NTIC’s wholly owned or majority-owned subsidiaries.

As used in this report, references to “EXCOR” refer to NTIC’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH.

All trademarks, trade names or service marks referred to in this report are the property of their respective owners.

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2025 (UNAUDITED)

AND AUGUST 31, 2024 (AUDITED)

	February 28, 2025	August 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,090,630	$4,952,184
Receivables:
Trade, less allowance for credit losses of $310,000 as of February 28, 2025 and August 31, 2024	15,418,555	19,187,079
Fees for services provided to joint ventures	957,220	1,235,016
Income taxes	911,609	392,293
Inventories, net	14,985,166	14,390,844
Prepaid expenses	2,261,632	1,421,803
Total current assets	$39,624,812	41,579,219
PROPERTY AND EQUIPMENT, NET	$14,814,389	$16,265,653
OTHER ASSETS:
Investments in joint ventures	25,041,302	25,397,287
Deferred income tax, net	469,295	544,464
Intangible assets, net	8,666,639	5,682,945
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	296,401	424,558
Total other assets	39,256,013	36,831,630
Total assets	$93,695,214	$94,676,502

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$5,354,664	$4,291,608
Term loan	2,746,121	2,820,835
Accounts payable	7,255,046	6,393,355
Income taxes payable	226,087	327,781
Accrued liabilities:
Payroll and related benefits	1,779,611	3,163,372
Other	686,809	574,876
Current portion of operating leases	160,048	325,116
Total current liabilities	$18,208,386	$17,896,943
LONG-TERM LIABILITIES:
Deferred income tax, net	1,504,796	1,504,796
Operating leases, less current portion	136,353	99,442
Total long-term liabilities	$1,641,149	$1,604,238

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of February 28, 2025 and August 31, 2024; issued and outstanding 9,470,507 and 9,466,980, respectively	189,410	189,340
Additional paid-in capital	24,334,299	23,615,564
Retained earnings	53,440,749	53,771,211
Accumulated other comprehensive loss	(8,218,805)	(6,382,124)
Stockholders’ equity	69,745,653	71,193,991
Non-controlling interests	4,100,026	3,981,330
Total equity	73,845,679	75,175,321
Total liabilities and equity	$93,695,214	$94,676,502

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
NET SALES:
Net sales	$19,072,066	$20,842,538	$40,410,459	$41,024,213
Cost of goods sold	12,276,482	12,503,374	25,451,922	25,350,775
Gross profit	6,795,584	8,339,164	14,958,537	15,673,438

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	620,730	1,177,990	1,750,323	2,280,231
Fees for services provided to joint ventures	1,070,263	1,303,059	2,354,382	2,552,017
Total joint venture operations	1,690,993	2,481,049	4,104,705	4,832,248

OPERATING EXPENSES:
Selling expenses	3,872,028	4,134,894	8,139,682	7,820,952
General and administrative expenses	3,658,583	3,236,792	7,517,526	6,753,853
Research and development expenses	1,288,899	1,242,256	2,632,296	2,348,177
Total operating expenses	8,819,510	8,613,942	18,289,504	16,922,982

OPERATING (LOSS) INCOME	(332,933)	2,206,271	773,738	3,582,704

INTEREST INCOME	210,156	29,210	235,723	75,652
INTEREST EXPENSE	(139,155)	(77,758)	(259,375)	(188,896)
OTHER INCOME	1,139,756	—	1,139,756	—
INCOME BEFORE INCOME TAX EXPENSE	877,824	2,157,723	1,889,842	3,469,460

INCOME TAX EXPENSE	275,197	289,195	493,068	515,991
NET INCOME	602,627	1,868,528	1,396,774	2,953,469

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	168,308	167,359	401,364	356,779
NET INCOME ATTRIBUTABLE TO NTIC	$434,319	$1,701,169	$995,410	$2,596,690

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.05	$0.18	$0.11	$0.28
Diluted	$0.04	$0.17	$0.10	$0.27

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	9,470,507	9,427,598	9,474,034	9,427,588
Diluted	9,753,437	9,723,671	9,757,350	9,715,121
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.07	$0.07	$0.14	$0.14

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
NET INCOME	$602,627	$1,868,528	$1,396,774	$2,953,469
OTHER COMPREHENSIVE (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(635,506)	(345,605)	(2,019,349)	(44,286)

COMPREHENSIVE (LOSS) INCOME	(32,879)	1,522,923	(622,575)	2,909,183
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	(106,309)	(144,183)	(218,696)	(327,980)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(139,188)	$1,378,740	$(841,271)	$2,581,203

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT NOVEMBER 30, 2023	9,427,598	$188,552	$22,377,726	$51,240,015	$(6,516,461)	$3,726,321	$71,016,153
Stock option expense	—	—	343,941	—	—	—	343,941
Dividends paid to stockholders	—	—	—	(659,934)	—	—	(659,934)
Dividend received by non-controlling interest	—	—	—	—	—	(275,076)	(275,076)
Net income	—	—	—	1,701,169	—	167,359	1,868,528
Other comprehensive loss	—	—	—	—	(322,429)	(23,176)	(345,605)
BALANCE AT FEBRUARY 29, 2024	9,427,598	$188,552	$22,721,667	$52,281,250	$(6,838,890)	$3,595,428	$71,948,007

BALANCE AT NOVEMBER 30, 2024	9,470,507	$189,410	$23,999,854	$53,669,366	$(7,645,298)	$4,093,717	$74,307,049
Stock-based compensation expense	—	—	334,444	—	—	—	334,444
Dividends paid to stockholders	—	—	—	(662,936)	—	—	(662,936)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	434,319	—	168,308	602,627
Other comprehensive loss	—	—	—	—	(573,507)	(61,999)	(635,506)
BALANCE AT FEBRUARY 28, 2025	9,470,507	$189,410	$24,334,299	$53,440,749	$(8,218,805)	$4,100,026	$73,845,679

	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2023	9,424,102	$188,482	$21,986,767	$51,004,426	$(6,823,403)	$4,342,524	$70,698,796
Stock issued for employee stock purchase plan	3,496	70	40,026	—	—	—	40,096
Stock option expense	—	—	694,874	—	—	—	694,874
Dividends paid to stockholders	—	—	—	(1,319,866)	—	—	(1,319,866)
Dividend received by non-controlling interest	—	—	—	—	—	(1,075,076)	(1,075,076)
Net income	—	—	—	2,596,690	—	356,779	2,953,469
Other comprehensive income	—	—	—	—	(15,487)	(28,799)	(44,286)
BALANCE AT FEBRUARY 29, 2024	9,427,598	$188,552	$22,721,667	$52,281,250	$(6,838,890)	$3,595,428	$71,948,007

BALANCE AT AUGUST 31, 2024	9,466,980	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321
Stock issued for employee stock purchase plan	3,527	70	42,401	—	—	—	42,471
Stock-based compensation expense	—	—	676,334	—	—	—	676,334
Dividends paid to stockholders	—	—	—	(1,325,872)	—	—	(1,325,872)
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	995,410	—	401,364	1,396,774
Other comprehensive loss	—	—	—	—	(1,836,681)	(182,668)	(2,019,349)
BALANCE AT FEBRUARY 28, 2025	9,470,507	$189,410	$24,334,299	$53,440,749	$(8,218,805)	$4,100,026	$73,845,679

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Six Months Ended
	February 28, 2025	February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,396,774	$2,953,469
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	676,334	694,874
Depreciation expense	518,385	597,403
Amortization expense	306,094	295,226
Loss on disposal of assets	23,602	—
Equity in income from joint ventures	(1,750,323)	(2,280,231)
Dividends received from joint ventures	680,737	2,391,251
Deferred income taxes	55,458	28,088
Changes in current assets and liabilities:
Receivables:
Trade	3,388,789	196,110
Fees for services provided to joint ventures	277,795	68,883
Dividends receivable from joint venture	—	1,986,027
Income taxes	(574,666)	(475,514)
Inventories	(846,593)	568,467
Prepaid expenses and other	(864,893)	(551,739)
Accounts payable	940,604	417,650
Income tax payable	(48,203)	789
Accrued liabilities	(981,153)	(1,247,746)
Net cash provided by operating activities	3,198,741	5,643,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	20,000	—
Purchases of property and equipment	(709,064)	(1,443,762)
Investments in intangibles	(1,891,693)	(62,165)
Net cash used in investing activities	(2,580,757)	(1,505,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit	1,063,056	(2,407,355)
Dividends paid on NTIC common stock	(1,325,872)	(1,319,866)
Dividends received by non-controlling interest	(100,000)	(1,075,076)
Proceeds from employee stock purchase plan	42,471	40,096
Net cash used in financing activities	(320,345)	(4,762,201)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(159,193)	53,978

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,446	(571,143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,952,184	5,406,174

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,090,630	$4,835,031

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2025 and August 31, 2024 and the results of the Company’s operations for the three and six months ended February 28, 2025 and February 29, 2024, the changes in stockholders’ equity for the three and six months ended February 28, 2025 and February 29, 2024, and the Company’s cash flows for the six months ended February 28, 2025 and February 29, 2024, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2025.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet as of August 31, 2024 and the Consolidated Statements of Cash Flows for the three and six months ended February 29, 2024 to reclassify joint venture trade receivables within trade receivables.

The Company evaluates events occurring after the date of the consolidated financial statements, through the date the consolidated financial statements were available to be issued, requiring recording or disclosure in the consolidated financial statements.

2.	NEW SIGNIFICANT ACCOUNTING POLICIES

For the three and six months ended February 28, 2025, there have been no new significant accounting policies from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.

4.	INVENTORIES

Inventories consisted of the following:

	February 28, 2025	August 31, 2024
Production materials	$6,561,188	$5,513,409
Finished goods	8,423,978	8,877,435
	$14,985,166	$14,390,844

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2025	August 31, 2024
Land	$1,238,180	$1,238,180
Buildings and improvements	16,527,616	14,760,250
Assets in process	477,152	3,086,479
Machinery and equipment	7,030,897	7,276,151
	25,273,845	26,361,060
Less accumulated depreciation	(10,459,456)	(10,095,407)
	$14,814,389	$16,265,653

Depreciation expense was $251,230 and $518,385 for the three and six months ended February 28, 2025, respectively, compared to $290,393 and $597,403 for the three and six months ended February 29, 2024, respectively.

Assets in process includes capitalized software costs incurred until the capitalized software is placed in service. Once placed in service, these costs are reclassed to intangible assets, net in the consolidated balance sheet.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of February 28, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,513,941	$(2,912,796)	$601,145
Capitalized software	3,490,026	(290,565)	3,199,461
Customer relationships	6,347,000	(1,480,967)	4,866,033
Total intangible assets, net	$13,350,967	$(4,684,328)	$8,666,639

	As of August 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,459,877	$(2,854,532)	$605,345
Customer relationships	6,347,000	(1,269,400)	5,077,600
Total intangible assets, net	$9,806,877	$(4,123,932)	$5,682,945

Amortization expense related to intangible assets was $158,374 and $306,094 for the three and six months ended February 28, 2025, respectively, compared to $147,571 and $295,226 for the three and six months ended February 29, 2024, respectively.

As of February 28, 2025, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2025	$512,397
Fiscal 2026	805,760
Fiscal 2027	770,685
Fiscal 2028	770,685
Fiscal 2029	770,685
Thereafter	5,036,427
Total	$8,666,639

7.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of February 28, 2025
	Total	EXCOR	All Other
Current assets	$53,214,235	$24,676,444	$28,537,791
Total assets	62,156,803	31,200,159	30,956,644
Current liabilities	11,098,084	1,910,547	9,187,537
Non-current liabilities	464,499	—	464,499
Joint ventures’ equity	50,594,220	29,289,612	21,304,608
NTIC’s share of joint ventures’ equity	25,041,302	14,644,808	10,396,494
NTIC’s share of joint ventures’ undistributed earnings	24,096,958	14,613,903	9,483,055

	Three Months Ended February 28, 2025
	Total	EXCOR	All Other
Net sales	$19,799,875	$6,904,045	$12,895,830
Gross profit	8,241,116	3,598,163	4,642,953
Net income	1,219,970	520,787	699,183
NTIC’s share of equity in income from joint ventures	620,730	268,251	352,479
NTIC’s dividends received from joint ventures	680,737	—	680,737

	Six Months Ended February 28, 2025
	Total	EXCOR	All Other
Net sales	$43,636,885	$15,642,859	$27,994,026
Gross profit	18,556,399	8,355,849	10,200,550
Net income	3,479,157	1,768,287	1,710,870
NTIC’s share of equity in income from joint ventures	1,750,323	892,001	858,322
NTIC’s dividends received from joint ventures	680,737	—	680,737

	As of August 31, 2024
	Total	EXCOR	All Other
Current assets	$56,420,503	$26,234,664	$30,185,839
Total assets	64,183,071	31,513,288	32,669,783
Current liabilities	12,553,716	2,221,726	10,331,990
Non-current liabilities	323,199	—	323,199
Joint ventures’ equity	51,306,156	29,291,562	22,014,594
NTIC’s share of joint ventures’ equity	25,397,287	14,645,783	10,751,504
NTIC’s share of joint ventures’ undistributed earnings	23,645,685	14,614,878	9,030,807

	Three Months Ended February 29, 2024
	Total	EXCOR	All Other
Net sales	$23,479,980	$9,163,636	$14,316,344
Gross profit	10,139,080	4,829,931	5,309,149
Net income	2,353,152	1,378,844	974,308
NTIC’s share of equity in income from joint ventures	1,177,990	690,882	487,109
NTIC’s dividends received from joint ventures	2,020,147	1,624,950	395,197

	Six Months Ended February 29, 2024
	Total	EXCOR	All Other
Net sales	$47,040,641	$17,584,596	$29,456,045
Gross profit	20,242,880	9,205,006	11,037,874
Net income	4,557,634	2,405,751	2,151,883
NTIC’s share of equity in income from joint ventures	2,280,231	1,204,335	1,075,896
NTIC’s dividends received from joint ventures	2,391,251	1,624,950	766,301

8.	CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provided the Company with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which included a $5.0 million sublimit for standby letters of credit. Borrowings of $5,354,664 and $4,291,608 were outstanding under the Credit Facility as of February 28, 2025 and August 31, 2024, respectively. The Company was in compliance with all covenants under the Credit Agreement as of February 28, 2025.

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

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.76% and 7.44% for the six months ended February 28, 2025 and February 29, 2024, respectively.

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

On each of April 10, 2023 and May 30, 2023, the Company’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). The term loans mature in April 2025 and June 2025, respectively, unless extended. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of February 28, 2025. The current outstanding balance for both term loans was USD $2,746,121 as of February 28, 2025 and USD $2,820,835 as of August 31, 2024.

9.	STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2025, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025

During the six months ended February 29, 2024, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024

During the six months ended February 28, 2025 and February 29, 2024, the Company repurchased no shares of its common stock.

The Company issued 3,527 and 3,496 shares of common stock on September 1, 2024 and 2023, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The ESPP is compensatory for financial reporting purposes. As of February 28, 2025, 51,727 shares of common stock remained available for sale under the ESPP.

10.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options and the settlement of restricted stock units using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and six months ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Six Months Ended
Numerator:	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Net income attributable to NTIC	$434,319	$1,701,169	$995,410	$2,596,690
Denominator:
Basic – weighted shares outstanding	9,470,507	9,427,598	9,474,034	9,427,588
Weighted shares assumed upon exercise of stock options and settlement of restricted stock units	282,930	296,073	283,316	287,533
Diluted – weighted shares outstanding	9,753,437	9,723,671	9,757,350	9,715,121
Basic net income per share:	$0.05	$0.18	$0.11	$0.28
Diluted net income per share:	$0.04	$0.17	$0.10	$0.27

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options and restricted stock units are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and six months ended February 28, 2025 were options outstanding to purchase 756,661 shares of common stock. Excluded from the computation of diluted net income per share for the three and six months ended February 29, 2024, were options outstanding to purchase 580,869 shares of common stock.

11.	STOCK-BASED COMPENSATION

Stock Options

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2024	1,752,665	$11.47
Granted	245,190	$13.26
Exercised	—	—
Outstanding as of February 28, 2025	1,997,855	$11.69

The weighted average per share fair value of options granted during the six months ended February 28, 2025 and February 29, 2024 was $4.95 and $5.04, respectively. The weighted average remaining contractual life of the options outstanding as of February 28, 2025 and February 29, 2024 was 6.03 years and 6.31 years, respectively.

The Company recognized stock option compensation expense of $602,821 and $694,874 during the six months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025, there was $1,618,997 of unrecognized stock option compensation expense. The amount is expected to be recognized over a period of 2.5 years.

Restricted Stock Units

Restricted stock units were granted under the 2024 Plan on September 1, 2024 to certain non-employee directors during the six months ended February 28, 2025 and vest in full on the one-year anniversary of the date of grant. A summary of restricted stock unit activity for the six months ended February 28, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2024	—	$—
Granted	11,313	13.14
Vested/Settled	—	—
Outstanding as of February 28, 2025	11,313	$13.14

Restricted stock units are valued using the closing stock price on the grant date. The Company recognizes the grant date fair value of the restricted stock units over the vesting term, or one year. For the six months ended February 28, 2025, the Company recognized $73,513 in stock-based compensation expense. As of February 28, 2025, there is an unrecognized stock-based compensation expense of $75,138, which is expected to be recognized over 0.50 years.

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

The following table sets forth the Company’s net sales for the three and six months ended February 28, 2025 and February 29, 2024 by segment:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
ZERUST® net sales	$14,112,017	$15,218,095	$29,587,820	$30,623,840
Natur-Tec® net sales	4,960,049	5,624,443	10,822,639	10,400,373
Total net sales	$19,072,066	$20,842,538	$40,410,459	$41,024,213

The following table sets forth the Company’s cost of goods sold for the three and six months ended February 28, 2025 and February 29, 2024 by segment:

	Three Months Ended				Six Months Ended
	February 28, 2025	% of Product Sales*	February 29, 2024	% of Product Sales*	February 28, 2025	% of Product Sales*	February 29, 2024	% of Product Sales*
Direct cost of goods sold
ZERUST®	$8,096,177	57.4%	$8,082,163	53.1%	$16,774,883	56.7%	$16,826,187	54.9%
Natur-Tec®	3,237,854	65.3%	3,568,719	63.5%	6,927,037	64.0%	6,797,302	65.4%
Indirect cost of goods sold	942,451	—	852,492	—	1,750,002	—	1,727,286	—
Total net cost of goods sold	$12,276,482		$12,503,374		$25,451,922		$25,350,775

________________________

*	The percent of product sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

The Company utilizes product net sales and direct and indirect cost of goods sold for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting.

Geographic Information

Net sales by geographic location for the three and six months ended February 28, 2025 and February 29, 2024 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Inside the U.S. to unaffiliated customers	$6,668,183	$6,840,855	$14,150,801	$14,073,236
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	545,484	611,926	1,172,245	1,463,377
Unaffiliated customers	11,858,399	13,389,757	25,087,413	25,487,600
	$19,072,066	$20,842,538	$40,410,459	$41,024,213

Net sales by geographic location are based on the location of the customer.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2025 and February 29, 2024 were as follows:

	Three Months Ended
	February 28, 2025	% of Total Fees for Services Provided to Joint Ventures	February 29, 2024	% of Total Fees for Services Provided to Joint Ventures
Germany	$201,728	18.8%	$206,740	15.9%
Poland	185,499	17.3%	217,786	16.7%
Japan	122,548	11.5%	111,995	8.6%
Sweden	96,133	9.0%	102,984	7.9%
Thailand	86,721	8.1%	90,264	6.9%
France	70,040	6.5%	195,176	15.0%
Finland	69,923	6.5%	95,748	7.3%
United Kingdom	68,804	6.4%	55,101	4.2%
Czech Republic	61,340	5.7%	84,789	6.5%
South Korea	27,320	2.6%	63,381	4.9%
Other	80,207	7.6%	79,095	6.1%
	$1,070,263	100.0%	$1,303,059	100.0%

	Six Months Ended
	February 28, 2025	% of Total Fees for Services Provided to Joint Ventures	February 29, 2024	% of Total Fees for Services Provided to Joint Ventures
Germany	$408,056	17.3%	$412,383	16.2%
Poland	405,510	17.2%	415,803	16.3%
Japan	271,086	11.5%	248,076	9.7%
Finland	201,382	8.6%	199,492	7.8%
United Kingdom	185,029	7.9%	118,251	4.6%
Thailand	180,886	7.7%	169,702	6.6%
Sweden	163,061	6.9%	213,520	8.4%
France	149,104	6.3%	317,142	12.4%
Czech Republic	133,972	5.7%	162,601	6.4%
South Korea	95,021	4.0%	138,338	5.4%
Other	161,275	6.9%	156,710	6.1%
	$2,354,382	100.0%	$2,552,018	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At February 28, 2025	At August 31, 2024
China	$5,359,435	$5,627,202
Other	1,179,459	1,217,400
United States	8,275,495	9,421,051
Total property and equipment, net	$14,814,389	$16,265,653

	Three Months Ended
	February 28, 2025	February 29, 2024
China	$3,735,100	$3,455,846
Brazil	1,515,680	1,326,867
India	4,870,068	5,406,404
Other	2,283,035	3,812,566
United States	6,668,183	6,840,855
Total net sales	$19,072,066	$20,842,538

	Six Months Ended
	February 28, 2025	February 29, 2024
China	$7,729,869	$7,134,369
Brazil	2,900,874	2,856,490
India	10,915,803	10,586,795
Other	4,713,112	6,373,323
United States	14,150,801	14,073,236
Total net sales	$40,410,459	$41,024,213

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

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 28, 2025, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Cash paid for interest	$139,155	$77,758	$259,375	$188,896
Cash paid for taxes	368,197	286,195	816,068	612,991

15.	INCOME TAXES

Income tax expense for the three and six months ended February 28, 2025 was $275,197 and $493,068, respectively, compared to $289,195 and $515,991, respectively, for the three and six months ended February 29, 2024. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of February 28, 2025 and August 31, 2024.

16.	OTHER INCOME – EMPLOYEE RETENTION CREDIT

During the three months ended February 28, 2025, the Company received $1,139,756 in cash as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act. The ERC was received in cash and was claimed under the suspension test criteria based on the Company’s determination that it met the eligibility requirements. In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income in the period in which the cash was received, as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

Additionally, the Company earned $181,529 in interest income related to the ERC payments, which was recorded as Interest Income for the period. The ERC payments of $1,139,756 are recorded as Other Income in the condensed consolidated statements of operations, while the interest income of $181,529 is recorded separately under Interest Income in the condensed consolidated statements of operations. The Company will continue to monitor any developments related to the ERC and its accounting treatment in accordance with applicable regulations and guidance.

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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its wholly owned subsidiary in India, HNTI Limited (Zerust India), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), and certain majority-owned and wholly owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka, and through distributors and certain joint ventures.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: ZERUST® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for the three and six months ended February 28, 2025 include the following, with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales decreased 8.5% and 1.5% during the three and six months ended February 28, 2025, respectively, compared to the three and six months ended February 29, 2024 primarily due to decreased sales and demand for ZERUST® products, partially offset by an increase in sales of Natur-Tec® products during the six months ended February 28, 2025. During the six months ended February 28, 2025, 73.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services and 26.8% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products.

●

Cost of goods sold as a percentage of net sales increased to 64.4% during the three months ended February 28, 2025, compared to 60.0% during the three months ended February 29, 2024, and increased to 63.0% during the six months ended February 28, 2025, compared to 61.8% during the prior fiscal year period primarily as a result of higher raw material prices during the current fiscal year periods.

●

NTIC’s total joint venture operations decreased 31.8% and 15.1% to $1,690,993 and $4,104,705 during the three and six months ended February 28, 2025, respectively, compared to $2,481,049 and $4,832,248 during the three and six months ended February 28, 2025, respectively. These decreases were primarily due to decreases in equity in income from joint ventures and fees for services provided to joint ventures, both of which were driven primarily by decreased sales at most joint ventures. Net sales at the joint ventures, which are not consolidated with NTIC’s net sales, decreased 15.7% and 7.2% to $19,799,875 and $43,636,885 during the three and six months ended February 28, 2025, respectively, compared to $23,479,980 and $47,040,641 during the three and six months ended February 29, 2024, respectively.

●

NTIC’s total operating expenses increased 2.4% and 8.1% to $8,819,510 and $18,289,504 during the three and six months ended February 28, 2025, respectively, compared to $8,613,942 and $16,922,982 for the three and six months ended February 29, 2024, respectively. These increases were primarily due to strategic investments in ZERUST® oil and gas sales infrastructure and, to a lesser extent, increased personnel expenses, including as a result of new hires and increased benefits, and increased travel and professional fees.

●	NTIC earned net income attributable to NTIC of $434,319, or $0.04 per diluted common share, for the three months ended February 28, 2025, compared to $1,701,169, or $0.17 per diluted common share, for the three months ended February 29, 2024. NTIC earned net income attributable to NTIC of $995,410 or $0.10 per diluted common share, for the six months ended February 28, 2025, compared to $2,596,690, or $0.27 per diluted common share, for the six months ended February 29, 2024.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 28, 2025 and February 29, 2024.

	Three Months Ended
	February 28, 2025	% of Net Sales	February 29, 2024	% of Net Sales	$ Change	% Change
Net sales	$19,072,066	n/a	$20,842,538	n/a	$(1,770,472)	(8.5%	)
Cost of goods sold	12,276,482	64.4%	12,503,374	60.0%	(226,892)	(1.8%	)
Equity in income from joint ventures	620,730	n/a	1,177,990	n/a	(557,260)	(47.3%	)
Fees for services provided to joint ventures	1,070,263	n/a	1,303,059	n/a	(232,796)	(17.9%	)
Selling expenses	3,872,028	20.3%	4,134,894	19.8%	(262,866)	(6.4%	)
General and administrative expenses	3,658,583	19.2%	3,236,792	15.5%	421,791	13.0%
Research and development expenses	1,288,899	6.8%	1,242,256	6.0%	46,643	3.8%

	Six Months Ended
	February 28, 2025	% of Net Sales	February 29, 2024	% of Net Sales	$ Change	% Change
Net sales	$40,410,459	n/a	$41,024,213	n/a	$(613,754)	(1.5% )
Cost of goods sold	25,451,922	63.0%	25,350,775	61.8%	101,147	0.4%
Equity in income from joint ventures	1,750,323	n/a	2,280,231	n/a	(529,908)	(23.2% )
Fees for services provided to joint ventures	2,354,382	n/a	2,552,017	n/a	(197,635)	(7.7% )
Selling expenses	8,139,682	20.1%	7,820,952	19.1%	318,730	4.1%
General and administrative expenses	7,517,526	18.6%	6,753,853	16.5%	763,673	11.3%
Research and development expenses	2,632,296	6.5%	2,348,177	5.7%	284,119	12.1%

Net Sales. NTIC’s consolidated net sales decreased 8.5% and 1.5% to $19,072,066 and $40,410,459 during the three and six months ended February 28, 2025, respectively, compared to the three and six months ended February 29, 2024. These decreases were primarily due to decreased sales and demand for ZERUST® products, partially offset by an increase in sales of Natur-Tec® products during the six months ended February 28, 2025.

The following table sets forth NTIC’s net sales by product segment for the three and six months ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Total ZERUST® sales	$14,112,017	$15,218,095	$29,587,820	$30,623,840
Total Natur-Tec® sales	4,960,049	5,624,443	10,822,639	10,400,373
Total net sales	$19,072,066	$20,842,538	$40,410,459	$41,024,213

During the three and six months ended February 28, 2025, 74.0% and 73.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which decreased 7.3% and 3.4% to $14,112,017 and $29,587,820, respectively, compared to $15,218,095 and $30,623,840 during the three and six months ended February 29, 2024, respectively. These decreases were primarily a result of decreased demand for ZERUST® oil and gas products, and to a lesser extent, ZERUST® industrial products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2025 and February 29, 2024:

	Three Months Ended
	February 28, 2025	February 29, 2024	$ Change	% Change
ZERUST® industrial net sales	$12,562,853	$13,050,767	$(487,914)	(3.7%	)
ZERUST® oil & gas net sales	1,549,164	2,167,328	(618,164)	(28.5%	)
Total ZERUST® net sales	$14,112,017	$15,218,095	$(1,106,078)	(7.3%	)

	Six Months Ended
	February 28, 2025	February 29, 2024	$ Change	% Change
ZERUST® industrial net sales	$26,525,105	$26,954,198	$(429,093)	(1.6%	)
ZERUST® oil & gas net sales	3,062,715	3,669,642	(606,927)	(16.5%	)
Total ZERUST® net sales	$29,587,820	$30,623,840	$(1,036,020)	(3.4%	)

ZERUST® industrial net sales decreased 3.7% and 1.6% during the three and six months ended February 28, 2025, respectively compared to the same prior fiscal year periods, primarily due to decreased demand for North American ZERUST® industrial products. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales decreased 28.5% and 16.5% during the three and six months ended February 28, 2025, respectively, compared to the same prior fiscal year periods primarily due to decreased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and six months ended February 28, 2025, 26.0% and 26.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, compared to 27.0% and 25.4% during the three and six months ended February 29, 2024, respectively. Sales of Natur-Tec® products decreased 11.8% to $4,960,049 during the three months ended February 28, 2025 compared to $5,624,443 during the three months ended February 29, 2024. Sales of Natur-Tec® products increased 4.1% to $10,822,639 during the six months ended February 28, 2025 compared to $10,400,373 during the six months ended February 29, 2024. The decrease for the three-month comparison was primarily due to a combination of timing and seasonal variations in demand in Asia, and a temporary reduction in shipments to a major resin customer due to onetime tooling changes. The increase for the six-month comparison was primarily due to higher demand for apparel packaging from major brands in India, and the launch of new customer applications. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold. Cost of goods sold decreased 1.8% and increased 0.4% for the three and six months ended February 28, 2025, respectively, compared to the three and six months ended February 29, 2024 primarily as a result of the fluctuations in corresponding sales. Cost of goods sold as a percentage of net sales increased to 64.4% and 63.0% for the three and six months ended February 28, 2025, respectively, compared to 60.0% and 61.8% for the three and six months ended February 29, 2024, respectively, primarily due to higher raw material prices overall.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 47.3% and 23.2% to $620,730 and $1,750,323 during the three and six months ended February 28, 2025, respectively, compared to $1,177,990 and $2,280,231 during the three and six months ended February 29, 2024, respectively. NTIC’s equity in income from joint ventures fluctuates based on the net sales and profitability of its joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $892,001 attributable to EXCOR during the six months ended February 28, 2025, compared to $1,204,335 attributable to EXCOR during the six months ended February 29, 2024. This decrease was due to a decrease in net sales by EXCOR compared to the same prior year fiscal period. NTIC had equity in income from all other joint ventures of $858,322 during the six months ended February 28, 2025, compared to $1,075,896 during the six months ended February 29, 2024.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,070,263 and $2,354,382 during the three and six months ended February 28, 2025, respectively, compared to $1,303,059 and $2,552,017 during the three and six months ended February 29, 2024, respectively, representing decreases of 17.9% and 7.7%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures during the three and six months ended February 28, 2025, specifically EXCOR. Net sales at the joint ventures decreased 15.7% and 7.2% to $19,799,875 and $43,636,885 during the three and six months ended February 28, 2025, respectively, compared to $23,479,980 and $47,040,641 during the three and six months ended February 29, 2024, respectively. These decreases were primarily a result of decreased demand during the current fiscal year periods at NTIC’s joint venture in Germany primarily, as described above. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $408,056 were attributable to EXCOR during the six months ended February 28, 2025, compared to fees of $412,383 attributable to EXCOR during the six months ended February 29, 2024.

Selling Expenses. NTIC’s selling expenses decreased 6.4% during the three months ended February 28, 2025 compared to the same prior fiscal year period and increased 4.1% during the six months ended February 28, 2025 compared to the same prior fiscal year period. The decrease for the three-month comparison was due primarily to cost savings initiatives put in place in North America and at various subsidiaries. The increase for the six-month comparison was due primarily to increased personnel expense in the current fiscal year period as a result of an expansion in the ZERUST® oil and gas sales team. As a percentage of net sales, selling expenses increased to 20.3% and 20.1% for the three and six months ended February 28, 2025, respectively, from 19.7% and 19.1% for the three and six months ended February 29, 2024, respectively, due primarily to decreased net sales, as described above.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 13.0% and 11.3% for the three and six months ended February 28, 2025, respectively, compared to the same respective periods in fiscal 2024 due primarily to increased professional services and travel and personnel expenses during the current fiscal year periods compared to the same prior fiscal year periods. As a percentage of net sales, general and administrative expenses increased to 19.2% and 18.6% for the three and six months ended February 28, 2025, respectively, from 15.5% and 16.5% for the same respective periods in fiscal 2024 primarily due to increased general and administrative expenses and decreased net sales, as described above.

Research and Development Expenses. NTIC’s research and development expenses increased 3.8% and 12.1% for the three and six months ended February 28, 2025, respectively, compared to the same respective periods in fiscal 2024 primarily due to continued investment in new product development. As these initiatives transition into commercialization, the costs will shift from research and development expenses to selling expenses, reflecting our advancement toward bringing these innovations to market.

Interest Income. NTIC’s interest income increased to $210,156 and $235,723 during the three and six months ended February 28, 2025, respectively, compared to $29,210 and $75,652 during the three and six months ended February 29, 2024, respectively, primarily due to $181,529 in interest income earned on delayed IRS payments related to Employee Retention Credit (ERC) claims, as described in Note 16 to NTIC’s consolidated financial statements, and changes in the invested cash balances and rate of return at various subsidiaries.

Interest Expense. NTIC’s interest expense increased to $139,155 and $259,375 during the three and six months ended February 28, 2025, respectively, compared to $77,758 and $188,896 during the three and six months ended February 29, 2024, respectively, due primarily to increased average outstanding borrowings during the current fiscal year periods.

Other Income. NTIC recognized $1,139,756 in other income during the three and six months ended February 28, 2025 due to the receipt of an ERC payment. No other income was recognized during the prior year periods. The ERC income was recognized upon receipt of a cash payment in accordance with applicable accounting guidance and was claimed under the suspension test criteria, as described in Note 16 to NTIC’s consolidated financial statements. The ERC payment is a one-time event and does not represent recurring operational revenue.

Income Before Income Tax Expense. NTIC had income before income tax expense of $877,824 and $1,889,842 for the three and six months ended February 28, 2025, respectively, compared to $2,157,723 and $3,469,460 for the three and six months ended February 29, 2024, respectively.

Income Tax Expense. Income tax expense was $275,197 and $493,068 for the three and six months ended February 28, 2025, respectively, compared to $289,195 and $515,991 during the three and six months ended February 29, 2024, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $24,096,958 and $23,465,685 as of February 28, 2025, and August 31, 2024, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $434,319, or $0.04 per diluted common share, for the three months ended February 28, 2025, compared to $1,701,169, or $0.17 per diluted common share, for the three months ended February 29, 2024. Net income attributable to NTIC decreased to $995,410, or $0.10 per diluted common share, for the six months ended February 28, 2025, compared to $2,596,690, or $0.27 per diluted common share, for the six months ended February 29, 2024. These decreases were primarily due to the decrease in gross profit as a result of a decrease in sales and decreases in income from our joint venture operations, partially offset by the one-time ERC payment.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2025 compared to the same respective periods in fiscal 2024.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $21,416,426 as of February 28, 2025, including $5,090,630 in cash and cash equivalents, $5,354,664 outstanding under NTIC’s line of credit, and $2,746,121 outstanding under NTIC China’s term loans, compared to $23,682,276 as of August 31, 2024, including $4,952,184 in cash and cash equivalents, $4,291,608 outstanding under NTIC’s line of credit, and $2,820,835 outstanding under NTIC China’s term loans.

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

NTIC also expects to use some of its capital resources to acquire the remaining ownership interests of joint ventures not owned by NTIC as they become available or appropriate and for the formation of one or more new subsidiaries to assume the operations of a joint venture. Some of these joint venture transitions may materially impact NTIC’s results of operations for a particular reporting period.

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

On January 6, 2025, the Company and JPM entered into an amendment to the Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2025 to January 5, 2026, reduce the availability under the Credit Facility from $10.0 million to $8.0 million, and increase the applicable margin for Adjusted SOFR Rate (as defined below) advances from 2.15% to 2.35%. All other material terms of the Credit Facility and the Credit Agreement remain the same.

Borrowings of $5,354,664 were outstanding under the Credit Facility as of February 28, 2025. The Company was in compliance with all covenants under the Credit Agreement as of February 28, 2025.

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

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.15% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.76% and 7.44% for the six months ended February 28, 2025 and February 29, 2024.

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

Other Credit Arrangements. On each of April 10, 2023 and May 30, 2023, the Company’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.45 million). The term loans mature in April 2025 and June 2025, respectively, unless extended. Both term loans have an annual interest rate of 3.25% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of February 28, 2025. The current outstanding balance as of February 28, 2025 for both term loans is a total of USD $2,746,121.

Uses of Cash and Cash Flow. Net cash provided by operating activities during the six months ended February 28, 2025 was $3,198,741, which resulted principally from changes in assets and liabilities and NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures. Net cash provided by operating activities during the six months ended February 29, 2024 was $5,643,007, which resulted principally from changes in assets and liabilities and NTIC’s net income, dividends received from joint ventures, dividend receivables from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures.

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

NTIC experienced a decrease in trade receivables as of February 28, 2025, compared to August 31, 2024. Trade receivables as of February 28, 2025, decreased $3,768,524 compared to August 31, 2024, primarily related to timing differences of sales.

Outstanding trade receivables decreased an average of 3 days to an average of 72 days from balances outstanding from these customers as of February 28, 2025 from an average of 75 days as of August 31, 2024.

Outstanding receivables for services provided to joint ventures as of February 28, 2025 decreased $277,796 compared to August 31, 2024, and the average days to pay increased an average of 4 days to an average of 80 days from an average of 76 days as of August 31, 2024.

Net cash used in investing activities for the six months ended February 28, 2025 was $2,580,757, which was primarily the result of investments in intangibles and purchases of property and equipment. Net cash used in investing activities for the six months ended February 29, 2024 was $1,505,927, which was primarily the result of the purchases of property and equipment and investments in patents.

Net used in financing activities for the six months ended February 28, 2025 was $320,345, which resulted from dividends paid to shareholders and dividends received by non-controlling interests, partially offset by borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan. Net used in financing activities for the six months ended February 29, 2024 was $4,762,201, which resulted from dividends paid to shareholders, the repayment of borrowings under the line of credit, and dividends received by non-controlling interests, partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of February 28, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during the six months ended February 28, 2025.

Cash Dividends. During the six months ended February 28, 2025, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025

During the six months ended February 29, 2024, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024

The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors. On April 10, 2025, NTIC announced that it has determined to temporarily adjust its quarterly dividend to $0.01 per share effective with its fiscal 2025 third quarter dividend in light of the current global environment.

Capital Expenditures and Commitments. NTIC spent $2,600,757 on capital expenditures during the six months ended February 28, 2025, which related primarily to facility improvements to the warehouse facility NTIC purchased during fiscal 2023 and the installation of a new Enterprise Resource Planning (ERP) software system and associated equipment. NTIC expects to spend an aggregate of approximately $600,000 to $800,000 on capital expenditures during the remainder of fiscal 2025, which it expects will relate primarily to final implementation of the ERP software and the purchase of new equipment and facility improvements.

Inflation and Seasonality

Inflation in the United States and abroad historically has had minimal effect on NTIC and did not adversely affect NTIC’s gross margins during the first half of fiscal 2025. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter were adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $5,354,664 were outstanding under the Credit Facility as of February 28, 2025.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of February 28, 2025 for both term loans is a total of USD $2,746,121.

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

●

Rapid advancements in artificial intelligence (AI) technologies, which may disrupt our industry at an accelerated pace and adversely affect our competitive position, customer expectations, and operational performance if we fail to adapt or implement AI innovations efficiently or if competitors leverage AI more effectively or quickly;Loss of or changes in executive management or key employees and the need to hire and train local support in a timely manner in order to support customer needs;

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

NTIC is exposed to some market risk stemming from changes in foreign currency exchange rates, tariffs, commodity prices and interest rates.

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $5,354,664 were outstanding under the Credit Facility as of February 28, 2025. Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of February 28, 2025 for both term loans is a total of USD $2,746,121.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2025 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 13 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.	RISK FACTORS

This Item 1A. is inapplicable to NTIC as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2025, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2025 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2024, through December 31, 2024	0	$0	0	(1)
January 1, 2025, through January 31, 2025	0	$0	0	(1)
February 1, 2025, through February 28, 2025	0	$0	0	(1)
Total	0	$0	0	(1)(2)

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 28, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the three months ended February 28, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1

Second Amendment to Credit Agreement, dated as of January 6, 2025, between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation (Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024 (File No. 001-11038))

10.2

Line of Credit Note, dated January 6, 2025, between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024 (File No. 001-11038))

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

Date: April 10, 2025	/s/ Matthew C. Wolsfeld
Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)