Form 10-Q
period 2025-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2025-07-11
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of July 10, 2025, there were 9,474,363 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2025

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2025 (UNAUDITED)

AND AUGUST 31, 2024 (AUDITED)

	May 31, 2025	August 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,773,401	$4,952,184
Receivables:
Trade, less allowance for credit losses of $310,000 as of May 31, 2025 and August 31, 2024	16,611,517	19,187,079
Fees for services provided to joint ventures	1,113,346	1,235,016
Income taxes	993,317	392,293
Inventories, net	14,922,885	14,390,844
Prepaid expenses	2,185,920	1,421,803
Total current assets	$42,600,386	$41,579,219

PROPERTY AND EQUIPMENT, NET	$15,459,229	$16,265,653
OTHER ASSETS:
Investments in joint ventures	27,139,197	25,397,287
Deferred income tax, net	491,566	544,464
Intangible assets, net	8,464,861	5,682,945
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	365,766	424,558
Total other assets	41,243,766	36,831,630
Total assets	$99,303,381	$94,676,502

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$7,369,949	$4,291,608
Term loan	2,778,125	2,820,835
Accounts payable	7,230,630	6,393,355
Income taxes payable	319,941	327,781
Accrued liabilities:
Payroll and related benefits	1,970,408	3,163,372
Other	1,187,271	574,876
Current portion of operating leases	82,347	325,116
Total current liabilities	$20,938,671	$17,896,943
LONG-TERM LIABILITIES:
Deferred income tax, net	1,504,796	1,504,796
Operating leases, less current portion	283,419	99,442
Total long-term liabilities	$1,788,215	$1,604,238

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares as of May 31, 2025 and August 31, 2024; issued and outstanding 9,474,363 and 9,466,980, respectively	189,487	189,340
Additional paid-in capital	24,715,123	23,615,564
Retained earnings	53,467,780	53,771,211
Accumulated other comprehensive loss	(6,017,390)	(6,382,124)
Stockholders’ equity	72,355,000	71,193,991
Non-controlling interests	4,221,495	3,981,330
Total equity	76,576,495	75,175,321
Total liabilities and equity	$99,303,381	$94,676,502

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025 AND 2024

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
NET SALES:
Net sales	$21,508,563	$20,686,197	$61,919,022	$61,710,410
Cost of goods sold	13,249,123	12,793,103	38,701,045	38,143,878
Gross profit	8,259,440	7,893,094	23,217,977	23,566,532

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	970,314	1,396,731	2,720,637	3,676,962
Fees for services provided to joint ventures	1,302,598	1,212,497	3,656,980	3,764,514
Total joint venture operations	2,272,912	2,609,228	6,377,617	7,441,476

OPERATING EXPENSES:
Selling expenses	4,375,956	4,232,887	12,515,638	12,053,839
General and administrative expenses	4,150,966	3,500,113	11,668,492	10,253,966
Research and development expenses	1,138,243	1,245,405	3,770,539	3,593,582
Total operating expenses	9,665,165	8,978,405	27,954,669	25,901,387

OPERATING INCOME	867,187	1,523,917	1,640,925	5,106,621

INTEREST INCOME	37,821	23,744	273,544	99,396
INTEREST EXPENSE	(162,096)	(59,939)	(421,471)	(248,835)
OTHER INCOME	—	—	1,139,756	—

INCOME BEFORE INCOME TAX EXPENSE	742,912	1,487,722	2,632,754	4,957,182

INCOME TAX EXPENSE	410,461	332,400	903,529	848,391

NET INCOME	332,451	1,155,322	1,729,225	4,108,791

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	210,676	178,718	612,040	535,497

NET INCOME ATTRIBUTABLE TO NTIC	$121,775	$976,604	$1,117,185	$3,573,294

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.01	$0.10	$0.12	$0.38
Diluted	$0.01	$0.10	$0.12	$0.36

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	9,474,363	9,431,134	9,475,967	9,432,684
Diluted	9,539,766	10,015,674	9,686,646	9,819,220
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.07	$0.15	$0.21

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025 AND 2024

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
NET INCOME	$332,451	$1,155,322	$1,729,225	$4,108,791
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT	2,292,208	(251,995)	272,859	(296,281)
COMPREHENSIVE INCOME	2,624,659	903,327	2,002,084	3,812,510
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON – CONTROLLING INTERESTS	(301,469)	126,578	(520,165)	454,558
COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$2,323,190	$1,029,905	$1,481,919	$4,267,068

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2025 AND 2024

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2025 AND 2024
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 29, 2024	9,427,598	$188,552	$22,721,667	$52,821,250	$(6,838,890)	$3,595,428	$71,948,007
Stock issued for employee stock purchase plan	3,284	66	39,805	—	—	—	39,871
Stock options exercised	10,242	205	(205)	—	—	—	—
Stock option expense	—	—	343,148	—	—	—	343,148
Dividends paid to stockholders	—	—	—	(660,879)	—	—	(660,879)
Net income	—	—	—	976,604	—	178,718	1,155,322
Other comprehensive income (loss)	—	—	—	—	(199,855)	(52,140)	(251,995)
BALANCE AT MAY 31, 2024	9,441,124	$188,823	$23,104,415	$52,596,976	$(7,038,745)	$3,722,006	$72,573,475

BALANCE AT FEBRUARY 28, 2025	9,470,507	$189,410	$24,334,299	$53,440,749	$(8,218,805)	$4,100,026	$73,845,679
Stock issued for employee stock purchase plan	3,856	77	38,948	—	—	—	39,025
Stock-based compensation expense	—	—	341,876	—	—	—	341,876
Dividends paid to stockholders	—	—	—	(94,744)	—	—	(94,744)
Dividend received by non-controlling interest	—	—	—	—	—	(180,000)	(180,000)
Net income	—	—	—	121,775	—	210,676	332,451
Other comprehensive income	—	—	—	—	2,201,415	90,793	2,292,208
BALANCE AT MAY 31, 2025	9,474,363	$189,487	$24,715,123	$53,467,780	$(6,017,390)	$4,221,495	$76,576,495

	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31, 2025 AND 2024
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2023	9,424,102	$188,482	$21,986,767	$51,004,427	$(6,823,403)	$4,342,524	$70,698,797
Stock issued for employee stock purchase plan	6,780	136	79,831	—	—	—	79,967
Stock options exercised	10,242	205	(205)	—	—	—	—
Stock option expense	—	—	1,038,022	—	—	—	1,038,022
Dividends paid to stockholders	—	—	—	(1,980,745)	—	—	(1,980,745)
Dividend received by non-controlling interest	—	—	—	—	—	(1,075,076)	(1,075,076)
Net income	—	—	—	3,573,294	—	535,497	4,108,791
Other comprehensive income (loss)	—	—	—	—	(215,342)	(80,939)	(296,281)
BALANCE AT MAY 31, 2024	9,441,124	$188,823	$23,104,415	$52,596,976	$(7,038,745)	$3,722,006	$72,573,475

BALANCE AT AUGUST 31, 2024	9,466,980	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321
Stock issued for employee stock purchase plan	7,383	147	81,349	—	—	—	81,496
Stock-based compensation expense	—	—	1,018,210	—	—	—	1,018,210
Dividends paid to stockholders	—	—	—	(1,420,616)	—	—	(1,420,616)
Dividend received by non-controlling interest	—	—	—	—	—	(280,000)	(280,000)
Net income	—	—	—	1,117,185	—	612,040	1,729,225
Other comprehensive income (loss)	—	—	—	—	364,734	(91,875)	272,859
BALANCE AT MAY 31, 2025	9,474,363	$189,487	$24,715,123	$53,467,780	$(6,017,390)	$4,221,495	$76,576,495

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2025 AND 2024

	Nine Months Ended
	May 31, 2025	May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,729,225	$4,108,791
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,018,210	1,038,022
Depreciation expense	749,666	884,421
Amortization expense	524,281	442,975
Loss on disposal of assets	23,602	—
Equity in income from joint ventures	(2,720,637)	(3,676,962)
Dividends received from joint ventures	1,566,946	2,958,925
Deferred income taxes	49,724	(40,091)
Changes in current assets and liabilities:
Receivables:
Trade	2,406,970	778,316
Fees for services provided to joint ventures	121,669	34,441
Dividends receivable from joint venture	—	1,986,027
Income taxes	(646,985)	(429,626)
Inventories	(628,811)	(197,240)
Prepaid expenses and other	(773,386)	(184,366)
Accounts payable	803,311	300,181
Income tax payable	39,174	4,504
Accrued liabilities	(454,509)	(424,413)
Net cash provided by operating activities	3,808,450	7,583,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	20,000	—
Purchases of property and equipment	(1,490,021)	(2,515,248)
Investments in intangible assets	(1,908,102)	(85,928)
Net cash used in investing activities	(3,378,123)	(2,601,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	24,337,814	29,144,279
Repayments on line of credit	(21,259,473)	(30,755,899)
Dividends paid on NTIC common stock	(1,420,616)	(1,980,745)
Dividends received by non-controlling interest	(280,000)	(1,075,076)
Proceeds from employee stock purchase plan	81,496	79,967
Net cash provided by (used in) financing activities	1,459,221	(4,587,474)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(68,331)	(6,604)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,821,217	388,651
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,952,184	5,406,173

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,773,401	$5,794,824

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2025 and August 31, 2024, the results of the Company’s operations for the three and nine months ended May 31, 2025 and 2024, the changes in stockholders’ equity for the three and nine months ended May 31, 2025 and 2024, and the Company’s cash flows for the nine months ended May 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2025.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet as of August 31, 2024 and the Consolidated Statements of Cash Flows for the three and nine months ended May 31, 2024 to reclassify joint venture trade receivables within trade receivables.

The Company evaluates events occurring after the date of the consolidated financial statements, through the date the consolidated financial statements were available to be issued, requiring recording or disclosure in the consolidated financial statements.

2.	NEW SIGNIFICANT ACCOUNTING POLICIES

Effective during the quarter ended May 31, 2025, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and other segment items on both an annual and interim basis. The Company has applied the standard retrospectively to all periods presented in the consolidated financial statements. The adoption of ASU 2023-07 did not impact the Company’s determination of reportable segments but resulted in enhanced disclosures related to segment expense information. The adoption resulted in additional disclosures but did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

In connection with the preparation of this Form 10-Q, the Company identified an immaterial prior period classification error related to the presentation of borrowings and repayments under its revolving line of credit in the condensed consolidated statements of cash flows. For the nine months ended May 31, 2024, the Company had previously presented net repayments of $1,611,620 as a single line item. In accordance with Accounting Standards Codification 230, Statement of Cash Flows, the Company has updated the presentation to separately report gross borrowings of $29,144,279 and gross repayments of $30,755,899. This change had no impact on total cash flows, the Company’s financial position, or its results of operations.

3.	ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its consolidated financial statement disclosures.

4.	INVENTORIES

Inventories consisted of the following:

	May 31, 2025	August 31, 2024
Production materials	$6,339,081	$5,513,409
Finished goods	8,583,804	8,877,435
	$14,922,885	$14,390,844

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2025	August 31, 2024
Land	$1,238,180	$1,238,180
Buildings and improvements	16,645,575	14,760,250
Assets in process	929,496	3,086,479
Machinery and equipment	7,308,898	7,276,151
	26,122,149	26,361,060
Less accumulated depreciation	(10,662,920)	(10,095,407)
	$15,459,229	$16,265,653

Depreciation expense was $231,281 and $749,666 for the three and nine months ended May 31, 2025, respectively, compared to $287,018 and $884,421 for the three and nine months ended May 31, 2024, respectively.

Assets in process includes capitalized software costs incurred until the capitalized software is placed in service. Once placed in service, these costs are reclassed to intangible assets, net in the consolidated balance sheet.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of May 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,530,296	$(2,940,992)	$589,304
Capitalized software	3,490,026	(374,719)	3,115,307
Customer relationships	6,347,000	(1,586,750)	4,760,250
Total intangible assets, net	$13,367,322	$(4,902,461)	$8,464,861

	As of August 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,459,877	$(2,854,532)	$605,345
Customer relationships	6,347,000	(1,269,400)	5,077,600
Total intangible assets, net	$9,806,877	$(4,123,932)	$5,682,945

Amortization expense related to intangible assets was $218,187 and $524,281 for the three and nine months ended May 31, 2025, respectively, compared to $147,749 and $442,975 for the three and nine months ended May 31, 2024, respectively.

As of May 31, 2025, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2025	$310,619
Fiscal 2026	805,760
Fiscal 2027	770,685
Fiscal 2028	770,685
Fiscal 2029	770,685
Thereafter	5,036,427
Total	$8,464,861

7.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint venture in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), and all the Company’s other joint ventures are summarized as follows:

	As of May 31, 2025
	Total	EXCOR	All Other
Current assets	$57,530,046	$27,868,655	$29,661,391
Total assets	67,124,813	34,923,270	32,201,543
Current liabilities	12,049,553	2,039,968	10,009,585
Non-current liabilities	285,249	—	285,249
Joint ventures’ equity	54,790,011	32,883,302	21,906,709
NTIC’s share of joint ventures’ equity	27,139,197	16,441,653	10,697,544
NTIC’s share of joint ventures’ undistributed earnings	24,096,958	14,613,903	9,483,055

	Three Months Ended May 31, 2025
	Total	EXCOR	All Other
Net sales	$23,211,613	$8,271,661	$14,939,952
Gross profit	9,768,978	4,339,777	5,429,201
Net income	1,937,620	897,104	1,040,516
NTIC’s share of equity in income from joint ventures	970,314	448,673	521,641
NTIC’s dividends received from joint ventures	886,209	—	886,209

	Nine Months Ended May 31, 2025
	Total	EXCOR	All Other
Net sales	$66,848,498	$23,914,520	$42,933,978
Gross profit	28,325,377	12,695,626	15,629,751
Net income	5,416,777	2,665,391	2,751,386
NTIC’s share of equity in income from joint ventures	2,720,637	1,340,674	1,379,963
NTIC’s dividends received from joint ventures	1,566,946	—	1,566,946

	As of August 31, 2024
	Total	EXCOR	All Other
Current assets	$56,420,503	$26,234,664	$30,185,839
Total assets	64,183,071	31,513,288	32,669,783
Current liabilities	12,553,716	2,221,726	10,331,990
Non-current liabilities	323,199	—	323,199
Joint ventures’ equity	51,306,156	29,291,562	22,014,594
NTIC’s share of joint ventures’ equity	25,397,287	14,645,783	10,751,504
NTIC’s share of joint ventures’ undistributed earnings	23,645,685	14,614,878	9,030,807

	Three Months Ended May 31, 2024
	Total	EXCOR	All Other
Net sales	$25,602,072	$9,977,354	$15,624,718
Gross profit	10,713,282	4,959,536	5,753,746
Net income	2,793,738	1,623,431	1,170,307
NTIC’s share of equity in income from joint ventures	1,396,730	811,399	585,331
NTIC’s dividends received from joint ventures	567,674	—	567,674

	Nine Months Ended May 31, 2024
	Total	EXCOR	All Other
Net sales	$72,642,714	$27,561,950	$45,080,764
Gross profit	30,956,162	14,164,541	16,791,621
Net income	7,351,372	4,029,182	3,322,190
NTIC’s share of equity in income from joint ventures	3,676,961	2,015,734	1,661,227
NTIC’s dividends received from joint ventures	2,958,925	1,624,950	1,333,975

8.	CORPORATE DEBT

On January 6, 2023, the Company entered into a Credit Agreement (the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provided the Company with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million, which included a $5.0 million sublimit for standby letters of credit. Borrowings of $7,369,949 and $4,291,608 were outstanding under the Credit Facility as of May 31, 2025 and August 31, 2024, respectively. The Company was in compliance with all covenants under the Credit Agreement as of May 31, 2025.

On January 6, 2025, the Company and JPM entered into an amendment to the Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2025 to January 5, 2026, reduce the availability under the Credit Facility from $10.0 million to $8.0 million and increase the applicable margin for Adjusted SOFR Rate (as defined below) advances from 2.15% to 2.35%. On July 8, 2025, the Company and JPM entered into an amendment to the Credit Agreement to increase the availability under the Credit Facility from $8.0 million to $10.0 million. All other material terms of the Credit Facility and the Credit Agreement remain the same.

The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the January 5, 2026 maturity date, unless the Credit Facility is extended or renewed or terminated earlier.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.65% and 7.44% for the nine months ended May 31, 2025 and 2024, respectively.

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

On each of April 22, 2025 and May 29, 2025, the Company’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation.  Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.39 million). The term loans mature in April 2026 and May 2026, respectively, unless extended. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of May 31, 2025. The outstanding balance for both term loans was USD $2,778,125 as of May 31, 2025 and USD $2,820,835 as of August 31, 2024.

9.	STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2025, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025
April 16, 2025	$0.01	April 30, 2025	May 14, 2025

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

During the nine months ended May 31, 2025 and 2024, the Company repurchased no shares of its common stock.

The Company issued 3,527 and 3,496 shares of common stock on September 1, 2024 and 2023, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 3,856 and 3,284 shares of common stock on March 1, 2025 and 2024, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of May 31, 2025, 47,871 shares of common stock remained available for sale under the ESPP.

10.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options and the settlement of restricted stock units using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three and nine months ended May 31, 2025 and 2024:

	Three Months Ended		Nine Months Ended
Numerator:	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Net income attributable to NTIC	$121,775	$976,604	$1,117,185	$3,573,294
Denominator:
Basic – weighted shares outstanding	9,474,363	9,431,134	9,475,967	9,432,684
Weighted shares assumed upon exercise of stock options and settlement of restricted stock units	65,403	584,540	210,679	386,536
Diluted – weighted shares outstanding	9,539,766	10,015,674	9,686,646	9,819,220
Basic net income per share:	$0.01	$0.10	$0.12	$0.38
Diluted net income per share:	$0.01	$0.10	$0.12	$0.36

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options and restricted stock units are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2025 were options outstanding to purchase 1,445,960 shares of common stock. Excluded from the computation of diluted net income per share for the three and nine months ended May 31, 2024 were options outstanding to purchase 305,514 shares of common stock.

11.	STOCK-BASED COMPENSATION

Stock Options

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan during the nine months ended May 31, 2024 and 2025 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2023	1,557,131	$11.08
Granted	269,845	13.25
Exercised	(21,301)	9.04
Cancelled	—	—
Outstanding as of May 31, 2024	1,805,675	11.43
Exercisable as of May 31, 2024	1,350,643	$10.88

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2024	1,752,665	$11.47
Granted	245,190	13.26
Exercised	—	—
Cancelled	—	—
Outstanding as of May 31, 2025	1,997,855	11.69
Exercisable as of May 31, 2025	1,550,993	$11.32

The weighted average per share fair value of options granted during the nine months ended May 31, 2025 and 2024 was $4.95 and $4.88, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2025 and 2024 was 5.77 years and 6.11 years, respectively.

The Company recognized stock option compensation expense of $304,510 and $907,330 and $343,148 and $1,038,022 during the three and nine months ended May 31, 2025 and 2024, respectively. As of May 31, 2025, there was $1,314,487 of unrecognized stock option compensation expense. The amount is expected to be recognized over a period of 2.25 years.

Restricted Stock Units

Restricted stock units were granted under the 2024 Plan on September 1, 2024 to certain non-employee directors during the nine months ended May 31, 2025 and vest in full on the one-year anniversary of the date of grant. There were no restricted stock units granted or outstanding during the prior fiscal year period. A summary of restricted stock unit activity for the nine months ended May 31, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2024	—	$—
Granted	11,313	13.14
Vested/Settled	—	—
Outstanding as of May 31, 2025	11,313	$13.14

Restricted stock units are valued using the closing stock price on the grant date. The Company recognizes the grant date fair value of the restricted stock units over the vesting term, or one year. For the three and nine months ended May 31, 2025, the Company recognized $37,366 and $110,880 in stock-based compensation expense, respectively. As of May 31, 2025, there is an unrecognized stock-based compensation expense of $37,772, which is expected to be recognized over 0.25 years.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales and no operating segments have been aggregated.

The following table sets forth the Company’s net sales for the three and nine months ended May 31, 2025 and 2024 by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
ZERUST® net sales	$15,728,637	$14,837,235	$45,316,457	$45,461,075
Natur-Tec® net sales	5,779,926	5,848,962	16,602,565	16,249,335
Total net sales	$21,508,563	$20,686,197	$61,919,022	$61,710,410

The following table sets forth the Company’s cost of goods sold for the three and nine months ended May 31, 2025 and 2024 by segment:

	Three Months Ended				Nine Months Ended
	May 31, 2025	% of Product Sales*	May 31, 2024	% of Product Sales*	May 31, 2025	% of Product Sales*	May 31, 2024	% of Product Sales*
Direct cost of goods sold
ZERUST®	$9,119,330	58.0%	$8,168,215	55.1%	$25,894,213	57.1%	$24,994,401	55.0%
Natur-Tec®	3,557,167	61.5%	3,768,921	64.4%	10,484,204	63.1%	10,566,223	65.0%
Indirect cost of goods sold	572,626	—	855,967	—	2,322,628	—	2,583,254	—
Total net cost of goods sold	$13,249,123		$12,793,103		$38,701,045		$38,143,878

*         The percent of product sales is calculated by dividing the direct cost of goods sold for each individual segment category by the net sales for each segment category.

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
ZERUST® gross profit	$6,609,307	$6,669,020	$19,422,244	$20,466,674
Natur-Tec® gross profit	2,222,759	2,080,041	6,118,361	5,683,112
Total segment gross profit	8,832,066	8,749,061	25,540,605	26,149,786
Indirect cost of goods sold	(572,626)	(855,967)	(2,322,628)	(2,583,254)
Total gross profit	$8,259,440	$7,893,094	$23,217,977	$23,566,532
Total joint venture operations	2,272,912	2,609,228	6,377,617	7,441,476
Selling expenses	(4,375,956)	(4,232,887)	(12,515,638)	(12,053,839)
General and administrative expenses	(4,150,966)	(3,500,113)	(11,668,492)	(10,253,966)
Research and development expenses	(1,138,243)	(1,245,405)	(3,770,539)	(3,593,582)
Interest income	37,821	23,744	273,544	99,396
Interest expense	(162,096)	(59,939)	(421,471)	(248,835)
Other income	—	—	1,139,756	—
Income before income tax expense	$742,912	$1,487,722	$2,632,754	$4,957,182

The Company utilizes product net sales, direct and indirect cost of goods sold, and gross profit for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting. The CODM uses gross profit and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for the company and the segments. Asset information, including capital expenditures are reviewed by the CODM at the consolidated entity level and not by segment. Refer to total assets on the consolidated balance sheets.

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2025 and 2024 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Inside the U.S. to unaffiliated customers	$7,341,392	$7,086,859	$21,492,193	$21,160,095
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	630,653	441,067	1,802,906	1,904,444
Unaffiliated customers	13,536,518	13,158,271	38,623,923	38,645,871
	$21,508,563	$20,686,197	$61,919,022	$61,710,410

Net sales by geographic location are based on the location of the customer. No single customer accounted for more than 10% of consolidated revenue.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2025 and 2024 were as follows:

	Three Months Ended
	May 31, 2025	% of Total Fees for Services Provided to Joint Ventures	May 31, 2024	% of Total Fees for Services Provided to Joint Ventures
Poland	$232,064	17.8%	$213,102	17.6%
Germany	218,943	16.8%	205,853	17.0%
Japan	158,434	12.2%	118,606	9.8%
Sweden	111,138	8.5%	110,542	9.1%
Czech Republic	110,844	8.5%	101,111	8.3%
Finland	95,142	7.3%	97,437	8.0%
United Kingdom	93,108	7.1%	96,872	8.0%
Thailand	87,957	6.8%	77,206	6.4%
South Korea	83,697	6.4%	58,732	4.8%
France	76,459	5.9%	47,206	3.9%
Other	34,812	2.7%	85,830	7.1%
	$1,302,598	100.0%	$1,212,497	100.0%

	Nine Months Ended
	May 31, 2025	% of Total Fees for Services Provided to Joint Ventures	May 31, 2024	% of Total Fees for Services Provided to Joint Ventures
Poland	$637,574	17.4%	$628,905	16.7%
Germany	626,999	17.1%	618,236	16.4%
Japan	429,520	11.7%	366,682	9.7%
France	312,520	8.5%	364,348	9.7%
Sweden	295,873	8.1%	324,062	8.6%
Finland	276,028	7.5%	296,929	7.9%
Czech Republic	251,018	6.9%	263,712	7.0%
Thailand	242,212	6.6%	246,908	6.6%
United Kingdom	237,734	6.5%	215,123	5.7%
South Korea	217,668	6.0%	197,070	5.2%
Other	129,834	3.7%	242,539	6.5%
	$3,656,980	100.0%	$3,764,514	100.0%

The geographical distribution of total property and equipment and net sales is as follows:

	At May 31, 2025	At August 31, 2024
China	$5,367,112	$5,627,202
Other	1,238,453	1,217,400
United States	8,853,664	9,421,051
Total property and equipment, net	$15,459,229	$16,265,653

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
China	$4,510,490	$3,540,570	$12,240,359	$10,674,939
Brazil	1,517,904	1,508,680	4,418,778	4,365,170
India	5,684,908	5,814,829	16,600,711	16,401,624
Other	2,453,869	2,735,259	7,166,981	9,108,582
United States	7,341,392	7,086,859	21,492,193	21,160,095
Total net sales	$21,508,563	$20,686,197	$61,919,022	$61,710,410

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

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2025, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Cash paid for interest	$162,096	$59,939	$421,471	$248,835
Cash paid for taxes	323,061	232,400	1,142,529	848,391

15.	INCOME TAXES

Income tax expense for the three and nine months ended May 31, 2025 was $410,461 and $903,529, respectively, compared to $332,400 and $848,391, respectively, for the three and nine months ended May 31, 2024. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of May 31, 2025 and August 31, 2024.

16.	OTHER INCOME – EMPLOYEE RETENTION CREDIT

During the nine months ended May 31, 2025, the Company received $1,139,756 in cash as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act. The ERC was received in cash and was claimed under the suspension test criteria based on the Company’s determination that it met the eligibility requirements. In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income in the period in which the cash was received, as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

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

17.	SUBSEQUENT EVENTS

On July 8, 2025, the Company and JPM entered into an amendment to the Credit Agreement to increase the availability under the Credit Facility from $8.0 million to $10.0 million. The other material terms of the Credit Facility and the Credit Agreement were not affected by this amendment.

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

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka and through distributors and certain joint ventures.

Tariffs

The tariff environment is complex and evolving. NTIC’s business has incurred, and expects to continue to incur, additional costs as it relates to tariffs for the remainder of fiscal 2025. NTIC has taken and will continue to take action to mitigate inflationary pressures caused by tariffs through a combination of targeted price increases, supplier diversification and other strategic sourcing adjustments, cost reductions, and manufacturing optimization. With respect to NTIC China, specifically, the majority of NTIC China's production and sales are for local consumption; and therefore, we believe, NTIC China's exposure to tariffs, included those imposed by the United States is limited.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base and distribution center: ZERUST® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for the three and nine months ended May 31, 2025 include the following, with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales increased 4.0% and 0.3% during the three and nine months ended May 31, 2025, respectively, compared to the three and nine months ended May 31, 2024. The increase for the three-month comparison was primarily due to increased sales and demand for ZERUST® products. The increase for the nine-month comparison was primarily due to increased sales and demand for Natur-Tec® products, partially offset by decreased sales of ZERUST® products. During the nine months ended May 31, 2025, 73.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, and 26.8% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products.

●

Cost of goods sold as a percentage of net sales was 61.6% and 62.5% during the three and nine months ended May 31, 2025, respectively, compared to 61.8% during each of the three and nine months ended May 31, 2024, respectively. The slight decrease for the three-month comparison was primarily due to the corresponding change in sales. The increase for the nine-month comparison was primarily due to slightly higher raw material prices and discounts on selling prices during the nine months ended May 31, 2025.

●

NTIC’s total joint venture operations decreased 12.9% and 14.3% to $2,272,912 and $6,377,617 during the three and nine months ended May 31, 2025, respectively, compared to $2,609,228 and $7,441,476 during the three and nine months ended May 31, 2024, respectively. These decreases were primarily due to decreases in equity in income from joint ventures, which were driven primarily by decreased sales at most joint ventures. Net sales at the joint ventures, which are not consolidated with NTIC’s net sales, decreased 9.3% and 8.0% to $23,211,613 and $66,848,498 during the three and nine months ended May 31, 2025, respectively, compared to $25,602,072 and $72,642,714 during the three and nine months ended May 31, 2024, respectively.

●

NTIC’s total operating expenses increased 7.6% and 7.9% to $9,665,165 and $27,954,669 during the three and nine months ended May 31, 2025, respectively, compared to $8,978,405 and $25,901,387 for the three and nine months ended May 31, 2024, respectively. These increases were primarily due to strategic investments in ZERUST® oil and gas marketing and sales efforts, including personnel expenses and the corresponding benefits, as well as increased travel and professional fees.

●

NTIC earned net income attributable to NTIC of $121,775, or $0.01 per diluted common share, for the three months ended May 31, 2025, compared to $976,604, or $0.10 per diluted common share, for the three months ended May 31, 2024. NTIC earned net income attributable to NTIC of $1,117,185, or $0.12 per diluted common share, for the nine months ended May 31, 2025, compared to $3,573,294, or $0.36 per diluted common share, for the nine months ended May 31, 2024.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2025 and 2024.

	Three Months Ended May 31,
	2025	% of Net Sales	2024	% of Net Sales	$ Change	% Change
Net sales	$21,508,563	n/a	$20,686,197	n/a	$822,366	4.0%
Cost of goods sold	13,249,123	61.6%	12,793,103	61.8%	456,020	3.6%
Equity in income from joint ventures	970,314	n/a	1,396,731	n/a	(426,417)	(30.5% )
Fees for services provided to joint ventures	1,302,598	n/a	1,212,497	n/a	90,101	7.4%
Selling expenses	4,375,956	20.3%	4,232,887	20.5%	143,069	3.4%
General and administrative expenses	4,150,966	19.3%	3,500,113	16.9%	650,853	18.6%
Research and development expenses	1,138,243	5.3%	1,245,405	6.0%	(107,162)	(8.6% )

	Nine Months Ended May 31,
	2025	% of Net Sales	2024	% of Net Sales	$ Change	% Change
Net sales	$61,919,022	n/a	$61,710,410	100.0%	$208,612	0.3%
Cost of goods sold	38,701,045	62.5%	38,143,878	61.8%	557,167	1.5%
Equity in income from joint ventures	2,720,637	n/a	3,676,962	n/a	(956,325)	(26.0% )
Fees for services provided to joint ventures	3,656,980	n/a	3,764,514	n/a	(107,534)	(2.9% )
Selling expenses	12,515,638	20.2%	12,053,839	19.5%	461,799	3.8%
General and administrative expenses	11,668,492	18.8%	10,253,966	16.6%	1,414,526	13.8%
Research and development expenses	3,770,539	6.1%	3,593,582	5.8%	176,957	4.9%

Net Sales. NTIC’s consolidated net sales increased 4.0% and 0.3% to $21,508,563 and $61,919,022 during the three and nine months ended May 31, 2025, respectively, compared to the three and nine months ended May 31, 2024. The increase for the three-month comparison was primarily due to increased sales and demand for ZERUST® products. The increase for the nine-month comparison was primarily due to increased sales and demand for Natur-Tec® products, partially offset by decreased sales of ZERUST® products.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2025 and 2024:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Total ZERUST® sales	$15,728,637	$14,837,235	$45,316,457	$45,461,075
Total Natur-Tec® sales	5,779,926	5,848,962	16,602,565	16,249,335
Total net sales	$21,508,563	$20,686,197	$61,919,022	$61,710,410

During the three and nine months ended May 31, 2025, 73.1% and 73.2% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services. Sales of ZERUST® products and services increased 6.0% to $15,728,637 compared to $14,837,235 during the three months ended May 31, 2024 and decreased slightly to $45,361,457, compared to $45,461,075 during the nine months ended May 31, 2024. The increase for the three-month comparison was primarily due to increased demand for ZERUST® industrial products, and was partially offset by decreased demand for ZERUST® oil and gas products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2025 and 2024:

	Three Months Ended May 31,
	2025	2024	$ Change	% Change
ZERUST® industrial net sales	$14,440,591	$13,477,181	$963,410	7.1%
ZERUST® oil & gas net sales	1,288,046	1,360,054	(72,008)	(5.3% )
Total ZERUST® net sales	$15,728,637	$14,837,235	$891,402	6.0%

	Nine Months Ended May 31,
	2025	2024	$ Change	% Change
ZERUST® industrial net sales	$40,965,696	$40,431,379	$534,317	1.3%
ZERUST® oil & gas net sales	4,350,761	5,029,696	(678,935)	(13.5%	)
Total ZERUST® net sales	$45,316,457	$45,461,075	$(144,618)	(0.3%	)

ZERUST® industrial net sales increased 7.1% and 1.3% during the three and nine months ended May 31, 2025, respectively, compared to the respective prior fiscal year periods, primarily due to increased demand for North American ZERUST® industrial products. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets, in particular.

ZERUST® oil and gas net sales decreased 5.3% and 13.5% during the three and nine months ended May 31, 2025, respectively, compared to the respective prior fiscal year periods primarily due to decreased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters.

During the three and nine months ended May 31, 2025, 26.9% and 26.8% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, compared to 28.3% and 26.3% during the three and nine months ended May 31, 2024, respectively. Sales of Natur-Tec® products decreased 1.2% to $5,779,926 during the three months ended May 31, 2025 compared to $5,848,962 during the three months ended May 31, 2024. Sales of Natur-Tec® products increased 2.2% to $16,602,565 during the nine months ended May 31, 2025 compared to $16,249,335 during the nine months ended May 31, 2024. The decrease for the three-month comparison was primarily due to a combination of timing and seasonal variations in demand in Asia, and a temporary reduction in shipments to a major resin customer due to one-time tooling changes. The increase for the nine-month comparison was primarily due to higher demand for apparel packaging from major brands in India, and the launch of new customer applications. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold.  Cost of goods sold increased 3.6% and 1.5% for the three and nine months ended May 31, 2025, respectively, compared to the three and nine months ended May 31, 2024 primarily due to the fluctuations in corresponding sales. Cost of goods sold as a percentage of net sales was 61.6% and 62.5% for the three and nine months ended May 31, 2025, respectively, compared to 61.8% during each of the three and nine months ended May 31, 2024, respectively. The slight decrease for the three-month comparison was primarily due to the corresponding change in sales. The increase for the nine-month comparison was primarily due to slightly higher raw material prices and discounts on selling prices during the nine months ended May 31, 2025.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 30.5% and 26.0% to $970,314 and $2,720,637 during the three and nine months ended May 31, 2025, respectively, compared to $1,396,731 and $3,676,962 during the three and nine months ended May 31, 2024, respectively. NTIC’s equity in income from joint ventures fluctuates based on the net sales and profitability of its joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,340,674 attributable to EXCOR during the nine months ended May 31, 2025, compared to $2,015,734 attributable to EXCOR during the nine months ended May 31, 2024. This decrease was primarily due to a decrease in net sales by EXCOR compared to the same prior year fiscal period. NTIC had equity in income from all other joint ventures of $1,379,963 during the nine months ended May 31, 2025, compared to $1,661,227 during the nine months ended May 31, 2024.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,302,598 and $3,656,980 during the three and nine months ended May 31, 2025, respectively, compared to $1,212,497 and $3,764,514 during the three and nine months ended May 31, 2024, respectively, representing an increase of 7.4% and a decrease of 2.9%, respectively. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures during the three and nine months ended May 31, 2025, specifically EXCOR. Net sales at the joint ventures decreased 9.3% and 8.0% to $23,211,613 and $66,848,498 during the three and nine months ended May 31, 2025, respectively, compared to $25,602,072 and $72,642,714 during the three and nine months ended May 31, 2024, respectively. These decreases were primarily due to decreased demand during the current fiscal year periods at NTIC’s joint venture in Germany. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $626,999 were attributable to EXCOR during the nine months ended May 31, 2025, compared to fees of $618,236 attributable to EXCOR during the nine months ended May 31, 2024.

Selling Expenses. NTIC’s selling expenses increased 3.4% and 3.8% during the three and nine months ended May 31, 2025 compared to the respective prior fiscal year periods. The increases were primarily due to increased personnel expense in the current fiscal year periods as a result of an expansion in the ZERUST® oil and gas sales team. As a percentage of net sales, selling expenses were 20.3% and 20.2% for the three and nine months ended May 31, 2025, respectively, compared to 20.5% and 19.5% for the three and nine months ended May 31, 2024, respectively.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 18.6% and 13.8% for the three and nine months ended May 31, 2025, respectively, compared to the same respective periods in fiscal 2024 primarily due to increased professional services and travel and personnel expenses, which relate in part to increased information technology infrastructure, during the current fiscal year periods compared to the respective prior fiscal year periods.  As a percentage of net sales, general and administrative expenses increased to 19.3% and 18.8% for the three and nine months ended May 31, 2025, respectively, from 16.9% and 16.6% for the same respective periods in fiscal 2024 primarily due to increased general and administrative expenses as described above.

Research and Development Expenses. NTIC’s research and development expenses decreased 8.6% and increased 4.9% for the three and nine months ended May 31, 2025, respectively, compared to the same respective periods in fiscal 2024. These changes were primarily due to continued investment in new product development in the first and second quarters of fiscal 2025, which did not continue into the third quarter of fiscal 2025 since the new product initiatives transitioned into commercialization in the third quarter of fiscal 2025 and the costs began to shift from research and development expenses to selling expenses, reflecting our advancement toward bringing these innovations to market.

Interest Income. NTIC’s interest income increased to $37,821 and $273,544 during the three and nine months ended May 31, 2025, respectively, compared to $23,744 and $99,396 during the three and nine months ended May 31, 2024, respectively. These increases were primarily due to $181,529 in interest income earned on a delayed IRS payment related to Employee Retention Credit (ERC) claims recognized in the second quarter of fiscal 2025, as described in Note 16 to NTIC’s consolidated financial statements, and changes in the invested cash balances and rate of return at various subsidiaries.

Interest Expense. NTIC’s interest expense increased to $162,096 and $421,471 during the three and nine months ended May 31, 2025, respectively, compared to $59,939 and $248,835 during the three and nine months ended May 31, 2024, respectively, primarily due to increased average outstanding borrowings during the current fiscal year periods.

Other Income. NTIC recognized $1,139,756 in other income during the nine months ended May 31, 2025 due to the receipt of an ERC payment. No other income was recognized during the three months ended May 31, 2025 or during the prior year periods. The ERC income was recognized upon receipt of a cash payment in accordance with applicable accounting guidance and was claimed under the suspension test criteria, as described in Note 16 to NTIC’s consolidated financial statements. The ERC payment is a one-time event and does not represent recurring operational revenue.

Income Before Income Tax Expense. NTIC had income before income tax expense of $742,912 and $2,632,754 for the three and nine months ended May 31, 2025, respectively, compared to $1,487,722 and $4,957,182 for the three and nine months ended May 31, 2024, respectively.

Income Tax Expense. Income tax expense was $410,461 and $903,529 for the three and nine months ended May 31, 2025, respectively, compared to $332,400 and $848,391 during the three and nine months ended May 31, 2024, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $24,096,958 and $23,465,685 as of May 31, 2025 and August 31, 2024, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $121,775, or $0.01 per diluted common share, for the three months ended May 31, 2025, compared to $976,604, or $0.10 per diluted common share, for the three months ended May 31, 2024. Net income attributable to NTIC decreased to $1,117,185, or $0.12 per diluted common share, for the nine months ended May 31, 2025, compared to 3,573,294, or $0.36 per diluted common share, for the nine months ended May 31, 2024. These decreases were primarily due to the increases in operating expenses and decreases in income from our joint venture operations, and were partially offset by the one-time ERC payment.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2025 compared to the same respective periods in fiscal 2024.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $21,661,715 as of May 31, 2025, including $6,773,401 in cash and cash equivalents, $7,369,949 outstanding under NTIC’s line of credit, and $2,778,125 outstanding under NTIC China’s term loans, compared to $23,682,276 as of August 31, 2024, including $4,952,184 in cash and cash equivalents, $4,291,608 outstanding under NTIC’s line of credit, and $2,820,835 outstanding under NTIC China’s term loans.

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

On January 6, 2025, NTIC and JPM entered into an amendment to the Credit Agreement to extend the maturity date of the Credit Facility from January 6, 2025 to January 5, 2026, reduce the availability under the Credit Facility from $10.0 million to $8.0 million, and increase the applicable margin for Adjusted SOFR Rate (as defined below) advances from 2.15% to 2.35%. On July 8, 2025, NTIC and JPM entered into an amendment to the Credit Agreement to increase the availability under the Credit Facility from $8.0 million to $10.0 million. All other material terms of the Credit Facility and the Credit Agreement remain the same.

Borrowings of $7,369,949 were outstanding under the Credit Facility as of May 31, 2025. NTIC was in compliance with all covenants under the Credit Agreement as of May 31, 2025.

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

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.15% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.65% and 7.44% for the nine months ended May 31, 2025 and 2024, respectively.

To secure the Credit Agreement, NTIC assigned to JPM a continuing security interest in all of its right, title and interest in collateral made up of the assets of NTIC.

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

Other Credit Arrangements. On each of April 22, 2025 and May 29, 2025, NTIC’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation.  Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.39 million). The term loans mature in April 2026 and May 2026, respectively, unless extended. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of May 31, 2025. The outstanding balance for both term loans was USD $2,778,125 as of May 31, 2025 and USD $2,820,835 as of August 31, 2024.

Uses of Cash and Cash Flow. Net cash provided by operating activities during the nine months ended May 31, 2025 was $3,808,450, which resulted principally from NTIC’s net income, trade receivables, dividends received from joint ventures, and stock-based compensation, and was partially offset by equity in income from joint ventures. Net cash provided by operating activities during the nine months ended May 31, 2024 was $7,583,905, which resulted principally from NTIC’s net income, dividends received from joint ventures, dividend receivables from joint ventures, depreciation and amortization expense, and stock-based compensation, and was partially offset by equity in income from joint ventures.

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

NTIC experienced a decrease in trade receivables as of May 31, 2025, compared to August 31, 2024. Trade receivables, excluding joint ventures as of May 31, 2025 decreased $2,575,562, compared to August 31, 2024, primarily related to timing differences of sales.

Outstanding trade receivables decreased an average of 4 days to an average of 71 days from balances outstanding from these customers as of May 31, 2025 from an average of 75 days as of August 31, 2024.

Outstanding receivables for services provided to joint ventures as of May 31, 2025 decreased $121,670 compared to August 31, 2024, and the average days to pay increased an average of 3 days to an average of 79 days from an average of 76 days as of August 31, 2024.

Net cash used in investing activities for the nine months ended May 31, 2025 was $3,378,123, which was primarily the result of the investments in intangible assets and purchases of property and equipment. Net cash used in investing activities for the nine months ended May 31, 2024 was $2,601,176, which was primarily the result of the purchases of property and equipment and investments in patents.

Net cash provided by financing activities for the nine months ended May 31, 2025 was $1,459,221, which resulted from net payments under the line of credit and proceeds from NTIC’s employee stock purchase plan, and was partially offset by dividends paid to shareholders and dividends received by non-controlling interest. Net cash used in financing activities for the nine months ended May 31, 2024 was $4,587,474, which resulted from dividends paid to shareholders, the repayment of borrowings under the line of credit, and dividends received by non-controlling interest, and was partially offset by proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of May 31, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during the nine months ended May 31, 2025.

Cash Dividends. During the nine months ended May 31, 2025, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025
April 16, 2025	$0.01	April 30, 2025	May 14, 2025

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

The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors. On April 10, 2025, NTIC announced that it had determined to temporarily adjust its quarterly dividend to $0.01 per share effective with its fiscal 2025 third quarter dividend in light of the current global environment.

Capital Expenditures and Commitments. NTIC spent $3,398,123 on capital expenditures during the nine months ended May 31, 2025, which related primarily to facility improvements to the warehouse facility NTIC purchased during fiscal 2023 and the installation of a new Enterprise Resource Planning (ERP) software system and associated equipment. NTIC expects to spend an aggregate of approximately $200,000 to $300,000 on capital expenditures during the remainder of fiscal 2025, which it expects will relate primarily to final implementation of the ERP software and the purchase of new equipment and facility improvements.

Inflation and Seasonality

Inflation in the United States and abroad historically has had minimal effect on NTIC and did not adversely affect NTIC’s gross margins during the first nine months of fiscal 2025.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $7,369,949 were outstanding under the Credit Facility as of May 31, 2025.

The two term loans undertaken by NTIC China with China Construction Bank Corporation have annual interest rates of 2.75% and 2.96%, respectively, with interest due monthly. The outstanding balance as of May 31, 2025 for both term loans is a total of USD $2,778,125.

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

NTIC adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, during the quarterly period ended May 31, 2025. This adoption resulted in enhanced segment disclosures, but did not impact NTIC’s accounting estimates or the identification of critical accounting policies.

Recent Accounting Pronouncements

See Note 3 to NTIC’s consolidated financial statements for a discussion of recent accounting pronouncements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to the safe harbor created by those sections. In addition, NTIC or others on NTIC’s behalf may make forward-looking statements from time to time in oral presentations, including telephone conferences and/or web casts open to the public, in press releases or reports, on NTIC’s Internet web site, or otherwise. All statements other than statements of historical facts included in this report or expressed by NTIC orally from time to time that address activities, events, or developments that NTIC expects, believes, or anticipates will or may occur in the future are forward-looking statements, including, in particular, the statements about NTIC’s plans, objectives, strategies, and prospects regarding, among other things, NTIC’s financial condition, results of operations and business, and the outcome of contingencies, such as legal proceedings. NTIC has identified some of these forward-looking statements in this report with words like “believe,” “can,” “may,” “could,” “would,” “might,” “forecast,” “possible,” “potential,” “project,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “approximate,” “outlook,” or “continue” or the negative of these words or other words and terms of similar meaning. The use of future dates is also an indication of a forward-looking statement. Forward-looking statements may be contained in the notes to NTIC’s consolidated financial statements and elsewhere in this report, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

●	The effect of slowdowns within the automotive industry on NTIC’s business and the evolution of the automotive industry towards electric vehicles;

●	The effect of worldwide disruption in supply chains on NTIC’s business, operating results and financial condition;

●	The effect of disruptions to distribution channels for NTIC’s products and disruptions to our customers, suppliers and subcontractors, as well as the global economy and financial markets;

●

The effects of ongoing wars and sanctions against Russia by U.S. and European governments on energy prices, which have adversely affected our joint venture sales, and on commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue through the end of fiscal 2025;

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

●

Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry, and which may be impacted by ongoing wars, including the war between Russia and Ukraine, or conflicts in the Middle East;

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

●

Rapid advancements in artificial intelligence (AI) technologies, which may disrupt our industry at an accelerated pace and adversely affect our competitive position, customer expectations, and operational performance if we fail to adapt or implement AI innovations effectively or if competitors leverage AI more effectively or quickly;

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

With respect to interest rate risk, any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $7,369,949 were outstanding under the Credit Facility as of May 31, 2025. The two term loans undertaken by NTIC China with China Construction Bank Corporation have annual interest rates of 2.75 and 2.96%, respectively, with interest due monthly. The outstanding balance as of May 31, 2025 for both term loans is a total of USD $2,778,125.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2025 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 13 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.	RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following updated risk factors:

Changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, have negatively impacted in the past and in the future may negatively impact NTIC’s business, operating results, and financial condition.

There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. Within recent years, for example, trade policy changes included the imposition of additional tariffs on imported products in an effort to address trade imbalances, specifically with China, the withdrawal of the U.S. from the Trans-Pacific Partnership, the renegotiation of the North American Free Trade Agreement, and sanctions on Russia. On April 2, 2025, the Trump administration implemented additional tariffs on 180 countries and territories, which range from 10% to 125%. Although these tariffs were subsequently paused in part for 90 days, and although some rates have been negotiated, it is uncertain whether and to what extent they will ultimately become effective. In response to some of these actions, certain countries imposed retaliatory actions against the United States, including reciprocal tariffs. An oversupply of inexpensive goods from China has raised concerns of dumping, which may cause the further imposition of tariffs or other trade regulations by the U.S. NTIC and its subsidiaries and joint ventures engage in sales outside of the United States and is, therefore, negatively impacted by such actions. Tariffs may cause NTIC to increase prices, face decreased profit margins, and/or pause deliveries from countries subject to high tariffs. NTIC may also need to seek alternative sourcing or local or in-house production, which may require significant ramp-up time and expense or which may not be available on feasible terms at all. Any changes or potential changes in trade policies in the United States and the potential corresponding actions by other countries in which NTIC does business could adversely and materially affect NTIC’s business, results of operations, and financial condition.

NTIC’s business, properties, and products are subject to governmental regulation and taxes, compliance with which may require NTIC to incur expenses or modify its products or operations, and which may expose NTIC to penalties for non-compliance. Governmental regulation also may adversely affect the demand for some of NTIC’s products and its operating results.

NTIC’s business, properties, and products are subject to a wide variety of international, federal, state, and local laws, rules, taxes, and regulations relating to the protection of the environment, natural resources, and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. These laws, rules, and regulations may affect the way NTIC conducts its operations, and the failure to comply with these regulations could lead to fines and other penalties. In the future, new environmental laws, rules, and regulations with provisions similar to those of the Inflation Reduction Act of 2022, which includes measures to reduce emissions, may be enacted, which may adversely affect NTIC’s business. Further, because NTIC owns and operates real property, various environmental laws also may impose liability on NTIC for the costs of cleaning up and responding to hazardous substances that may have been released on NTIC’s property, including releases unknown to NTIC. These environmental laws and regulations also could require NTIC to pay for environmental remediation and response costs at third-party locations where NTIC disposed of or recycled hazardous substances. NTIC’s future costs of complying with the various environmental requirements, as they now exist or may be altered in the future, could adversely affect NTIC’s financial condition and operating results. NTIC is also subject to other international, federal, and state laws, rules, and regulations, the future non-compliance with which may harm NTIC’s business or may adversely affect the demand for some of its products. Changes in laws and regulations, including changes in accounting standards and taxation changes, including tax rate changes, new tax laws, including the changes to U.S. federal tax laws included in the Inflation Reduction Act of 2022, such as a 1% excise tax on stock repurchases, and revised tax law interpretations, also may adversely affect NTIC’s operating results. These laws, rules and regulations may be subject to change by the incoming Trump administration, which has announced intentions to alter environmental and other regulations, although it is not possible at this time to determine whether such actions will be taken and the impacts they may have on NTIC.

Governmental regulation also may adversely affect the demand for some of NTIC’s products and its operating results. For example, the Pipeline and Hazardous Materials Safety Administration (PHMSA) added several new rules with specified deadlines in calendar year 2024. As a result, pipeline owners and operators and several service contractors in the pipeline inspection sector were required to complete preliminary reporting requirements to meet these deadlines. These reporting requirements significantly delayed pipeline casing protection work in the second and third quarters of fiscal 2024 pending completion of the compliance work, adversely impacting demand for certain products and NTIC’s operating results. PHMSA approvals have been further delayed due to the current political climate in the United States and competing priorities. The implementation of high tariffs and actions taken by the Department of Government Efficiency have also contributed to uncertainty and are expected to cause further PHMSA approval slowdowns until these factors stabilize, although it is not possible to predict when this might be. Additionally, other regulations may be enacted, causing similar adverse impacts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2025, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2025 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2025 through March 31, 2025	0	$0	0	(1)
April 1, 2025 through April 30, 2025	0	$0	0	(1)
May 1, 2025 through May 31, 2025	0	$0	0	(1)
Total	0	$0	0	(1)(2)

_______________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of May 31, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Credit Agreement

On July 8, 2025, Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. entered into an amendment to the Credit Agreement to increase the availability under the Credit Facility from $8.0 million to $10.0 million. The other material terms of the Credit Facility and the Credit Agreement were not affected by this amendment.

The foregoing represents only a summary of the material terms of the amendment to the Credit Agreement, does not purport to be complete and is qualified in its entirety by reference to the complete text of the amendment to the Credit Agreement, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended May 31, 2025, none of NTIC’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Third Amendment to Credit Agreement, dated as of July 8, 2025, between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation (filed herewith)

10.2	Line of Credit Note, dated July 8, 2025, between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. (filed herewith)

31.1	Certification of President and Chief Executive Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: July 10, 2025	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)