Form 10-K
period 2025-08-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2025-11-20
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

The aggregate market value of the registrant’s common stock, excluding shares beneficially owned by affiliates, computed by reference to the closing sales price at which the common stock was last sold as of February 28, 2025 (the last business day of the registrant’s second fiscal quarter) as reported by The Nasdaq Stock Market on that date was approximately $88.8 million.

As of November 20, 2025, 9,480,689 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be held January 16, 2026.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED AUGUST 31, 2025

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

As used in this report, references to: (1) “NTIC China” refer to NTIC’s wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd.; (2) “NTI Europe” refer to NTIC’s wholly owned subsidiary in Germany, NTIC Europe GmbH; (3) “Zerust Mexico” refer to NTIC’s wholly owned subsidiary in Mexico, ZERUST-EXCOR MEXICO, S. de R.L. de C.V.; (4) “Zerust India” refer to NTIC’s wholly owned subsidiary in India, HNTI Limited (formerly Harita-NTI Limited); (5) “Zerust Brazil” refer to NTIC’s majority owned Brazilian subsidiary, Zerust Prevenção de Corrosão S.A.; (6) “Natur-Tec India” refer to NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited; (7) “Natur Tec Lanka” refer to NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd and (8) “NTI Asean” refer to NTIC’s majority-owned holding company subsidiary, NTI Asean LLC, which holds investments in certain entities that operate in the Association of Southeast Asian Nations (ASEAN) region.

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

ii

PART I

Item 1.             BUSINESS

Overview

Northern Technologies International Corporation (NTIC) develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, general industrial, mechanical, mining, agricultural, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, NTIC markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These sustainable packaging products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners, and diffusers as well as engineered solutions designed specifically for the industries it serves. NTIC also offers worldwide, on-site, technical consulting for rust and corrosion prevention issues. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force.

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its wholly owned subsidiary in India, HNTI Limited (Zerust India), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A (Zerust Brazil), and certain majority-owned and wholly owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

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

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry in a continuously increasing number of countries either directly, through its subsidiaries, or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter. In November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to ramp during fiscal 2026 and run through calendar 2028 with an estimated total value of approximately R$70 million (US$13 million). This includes approximately R$40 million (US$7.4 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially positively affect NTIC’s future quarterly sales and other operating results.

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

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd., and majority-owned subsidiaries in India, Natur-Tec India Private Limited, and Sri Lanka, Natur Tec Lanka (Pvt) Ltd, and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 12 operating subsidiaries in North America, South America, Europe, and Asia, the results of which are fully consolidated in NTIC’s consolidated financial statements. While most of NTIC’s subsidiaries exclusively sell rust and corrosion inhibiting products, some of the subsidiaries also sell NTIC’s Natur-Tec® resin compounds and finished goods. The following table sets forth a list of NTIC’s operating subsidiaries as of November 20, 2025, the country in which the subsidiary is organized, and NTIC’s ownership percentage in each subsidiary:

Subsidiary Name	Country	NTIC Percent (%) Ownership
HNTI Limited	India	100%
Natur Tec Lanka (Pvt) Ltd	Sri Lanka(1)	75%
Natur-Tec India Private Limited	India	75%
NTI Asean LLC	United States	60%
NTIC (Shanghai) Co., Ltd	China	100%
NTIC Europe GmbH	Germany	100%
Zerust Prevenção de Corrosão S.A.	Brazil	85%
Zerust Singapore Pte Ltd	Singapore(2)	60%
Zerust Vietnam Co. Ltd	Vietnam(3)	60%
Zerust Taiwan Co., Ltd	Taiwan(3)	60%
Zerust Integrity Solutions Trading LLC	UAE	100%
ZERUST-EXCOR MEXICO, S. de R.L. de C.V.	Mexico	100%

____________________

(1)	Natur Tec Lanka (Pvt) Ltd. is 100% owned by Natur-Tec India Private Limited and, therefore, indirectly owned by NTIC.
(2)	Zerust Singapore Pte Ltd is 100% owned by NTI Asean LLC and, therefore, indirectly owned by NTIC.
(3)	Zerust Vietnam Co. Ltd and Zerust Taiwan Co., Ltd are 100% owned by Zerust Singapore Pte Ltd and, therefore, indirectly owned by NTIC.

NTIC participates in 15 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets products in the geographic territory to which it is assigned. NTIC’s joint ventures exclusively sell rust and corrosion inhibiting products. NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. The following table sets forth a list of NTIC’s operating joint ventures as of November 20, 2025, the country in which the joint venture is organized, and NTIC’s ownership percentage in each joint venture:

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

ZERUST® Corrosion Prevention Solutions. In fiscal 2025, 74.2% of NTIC’s consolidated net sales were derived from developing, manufacturing and marketing ZERUST® rust and corrosion inhibiting products and services. NTIC’s consolidated net sales in fiscal 2025 included $62,488,397 in sales of ZERUST® rust and corrosion inhibiting products and services, a decrease of 1.0% from such sales in fiscal 2024. Corrosion not only damages the appearance of metal products and components but also negatively impacts their mechanical performance. This applies to the rusting of ferrous metals (iron and steel) and the deterioration by oxidation of nonferrous metals (aluminum, copper, brass, etc.).  NTIC’s ZERUST® corrosion prevention solutions include plastic and paper packaging, powders, liquids, coatings, rust removers, cleaners, diffusers, and engineered solutions for the oil and gas industry as well as technical corrosion management and consulting services.

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

ZERUST® Corrosion Prevention Solutions Designed Specifically for the Oil and Gas Industry.  NTIC has developed proprietary engineered corrosion inhibiting solutions specifically to mitigate the types of corrosion that commonly form on the capital assets used in the petroleum and chemical process industries and has targeted the sale of these ZERUST® corrosion solutions to potential customers in the oil and gas industry.  NTIC’s consolidated net sales in fiscal 2025 included $7,317,704 in sales made to customers in the oil and gas industry, a decrease of 20.7% from such sales in fiscal 2024. Despite this decrease, sales of ZERUST® corrosion prevention solutions to large customers in the oil and gas industry continued to become more consistent, with these customers continuing to re-order products. Sales within the U.S. also stabilized somewhat, and key customer relationships were expanded globally. In November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. While NTIC believes consistent sales to large customers, stabilized sales within the U.S. and expanding customer relationships show increased acceptance of corrosion solutions for the oil and gas industry, NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility, specifically due to economic factors, such as potential crude oil price changes and global supply/demand churn. Demand for ZERUST® oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s sales compared to prior fiscal year period sales. Projects in South America, Europe, the Middle East, and Southeast Asia are still a small but growing, strategically important part of the sales growth picture.

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

ZERUST® Zif Tape and ZERUST® Flange Savers® are specially designed covers that have been impregnated with a proprietary ZERUST® inhibitor formulation to provide corrosion protection for flanges, valves, and welded joints.  Oil and gas pipeline segments are connected by flanges and welded joints of varying sizes, designs, and materials.  These connection points often corrode under aggressive industrial environments and harsh operating conditions, thereby causing costly maintenance, operational, and safety problems.

ZERUST® ReCAST-SSB solutions protect the Soil Side Bottoms (SSB) of aboveground storage tanks through a variety of unique and highly effective delivery systems designed by the Zerust Oil & Gas team to deliver proprietary Zerion FVS corrosion inhibitor to spaces under tank bottoms that are susceptible to significant corrosion.  Tank bottoms are typically made of steel plates, which are in direct contact with a foundation surface that may be concrete, sand/soil, or asphalt/bitumen.  It is typically not possible to protect this underside surface with traditional coatings.  Cathodic protection (CP) systems can only provide partial protection but also have significant limitations that cause failures well ahead of the expected service life of a tank. The ZERUST® solutions provide effective protection even to areas that cannot be addressed with CP.  These are engineered solutions where each system is tailored to a customer’s requirements depending on factors including the tank foundation design, specific environmental conditions, and tank diameter.

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

Natur-Tec® Resin Compounds and Finished Products. In fiscal 2025, 25.8% of NTIC’s consolidated net sales were derived from a broad range of bioplastic packaging solutions, including bio-based and certified compostable (fully biodegradable) polymer resin compounds, and finished products under the Natur-Tec® brand.  NTIC’s consolidated net sales in fiscal 2025 included $21,746,077 in sales of Natur-Tec® resins and finished products, a slight decrease of 1.0% compared to sales in fiscal 2024.  Market drivers such as reduced carbon footprints, requirements by multinational brands for sustainable packaging solutions that meet Circular Economy and environmentally responsible end-of-life disposal mandates, and concerns about plastic residue in the environment have led to heightened interest in using sustainable, bio-based and renewable plant-biomass resources for the manufacture of plastics and industrial products.  Plastics that are fully biodegradable in commercial composting or anaerobic digestor systems allow the safe and effective conversion of these plastics to carbon dioxide, water, and fertilizer at the end of their service life.  Increased environmental and sustainability awareness at the corporate and consumer level, improved technical properties and product functionality, as well as recent foreign, state, and local governmental regulations banning the use of conventional plastics or mandating the use of certain biodegradable or compostable products, including regulations in China, India and certain states in the U.S., have also fueled this interest in bio-based and biodegradable-compostable plastics.  The term “bio-plastics” encompasses a broad category of plastics that are either bio-based, which means derived from renewable resources such as corn or cellulosic/plant material or blends thereof, or are engineered to be fully commercially compostable, or both.

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

Natur-Tec® flexible film resin compounds are fully commercially and home compostable and meet the requirements of international standards for compostable plastics, such as ASTM (American Society for Testing and Materials) D6400 (U.S.), EN 13432 (European standards for products and services by European Committee for Standardization), and ISO (International Organization for Standardization) 17088, and are certified as 100% compostable by organizations including the BPI (Biodegradable Products Institute) in the United States and TÜV Austria in Europe.  Natur-Tec® film resin compounds can be used to produce film for applications, such as bags, including compost bags, lawn and leaf bags, carry-out bags, agricultural film, and consumer and industrial packaging.  Natur-Tec® film resin compounds are also used to produce bags and covers for branded apparel packaging and to manufacture specialty foodservice items, such as compostable drinking straws, thermoformed lids and disposable food-handling gloves.

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

The Natur-Tec® compostable injection molding resin compounds are bio-based and compostable and are designed to replace conventional plastic materials for injection molded plastic applications.  Natur-Tec® compostable injection molding resin compounds are manufactured using sustainable and renewable resources, per the ASTM D6866 standard, and are designed to meet the requirements of international standards for compostable plastics, such as ASTM D6400 and EN 13432.  Natur-Tec® compostable injection molding resin compounds can be used for injection molded plastic applications, such as cutlery, pens, hangers, containers, and packaging.  Natur-Tec® bio-based injection molding resin compounds are made with at least 90% bio-based/renewable resource-based materials, per the ASTM D6866 standard, and are meant to enhance sustainability by replacing petroleum-based plastics.  Natur-Tec® bio-based injection molding resin compounds exhibit the same properties as conventional plastic materials.

Finished Products.  Natur-Tec® finished products include biodegradable and compostable trash bags, agricultural film, and other single-use disposable products, such as food and consumer goods packaging currently marketed under the Natur-Bag® brand. The Natur-Bag® product line offers 15 different compostable trash bag sizes, from 3-gallon to 96-gallon, as well as shopper bags, produce bags and gloves.  The bags are available in various SKU configurations, including retail packs that are sold to the consumer either through retail outlets or through online stores and industrial case packs that are sold to commercial and industrial customers primarily through national and regional wholesalers and distributors.  The Natur-Bag® products are manufactured from the Natur-Tec® flexible film resin compounds and thus are fully biodegradable and compostable. These products are certified fully commercially and home compostable and carry the BPI Compostable logo in the United States and the TÜV Austria OK Compost and OK Home Compost logos in Europe. These products were also independently tested and approved for use in organic waste diversion systems by the Compost Manufacturers Alliance (CMA) in the United States.

Sales, Marketing, and Distribution

ZERUST® Corrosion Prevention Solutions. In the United States, NTIC markets its ZERUST® rust and corrosion inhibiting products and services, including its products designed for the oil and gas industry, principally to industrial users in the automotive, general industrial, mechanical, mining, agricultural, and oil and gas markets by a direct sales force and through a network of independent distributors, manufacturer’s sales representatives, and strategic partners. Prior to placing an order, NTIC’s technical service consultants work directly with the end users of NTIC’s ZERUST® products to analyze their specific corrosion prevention needs and develop systems to meet their performance requirements. In fiscal 2025, we added new salespeople and other resources to support future sales.

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

Natur-Tec® Resin Compounds and Finished Products.  In the United States, NTIC markets its Natur-Tec® resin compounds and finished products through a network of national and regional distributors and independent manufacturer’s sales representatives and two NTIC direct sales employees as of August 31, 2025.  Target customers for Natur-Tec® finished products include individual consumers as well as commercial and institutional organizations, such as corporations and government agencies, and educational organizations, such as universities and school districts. NTIC is also targeting key national and regional retailers utilizing independent sales agents.  Target customers for Natur-Tec® resin compounds include plastics converters and foodservice ware brands that would purchase Natur-Tec® resin compounds to manufacture and sell their own finished bio-based and compostable end products, such as film, bags, and cutlery.  In June 2022, the State of California passed a law intended to reduce single-use plastics. Notably, the bill provides that, by 2032, all packaging must be recyclable or compostable. Additionally, as of November 20, 2025, Colorado, Connecticut, Delaware, Hawaii, Maine, New Jersey, New York, Oregon, Rhode Island, Vermont and Washington had each enacted some form of ban on plastic bags. Numerous other charges or bans have been imposed on plastic bags at the county or municipality level in the United States. Accordingly, NTIC expects the U.S. market for bio-plastic solutions to continue growing for the foreseeable future.

Internationally, NTIC uses Natur-Tec India, Natur Tec Lanka, NTIC China and a network of international distributors to market its Natur-Tec® resin compounds and finished products. The government of China announced a three-phase plan to ban or restrict the production, sale and use of certain disposable plastic products beginning in 2020. The government of India announced a phased ban on the manufacture and sale of single-use plastics beginning in July 2022. Notably, compostable plastics are exempt from these bans. Accordingly, NTIC expects the market in China and India for bio-plastic packaging solutions to continue to grow for the foreseeable future.

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

Competition

ZERUST® Corrosion Prevention Solutions. While NTIC is unaware of any competitors with which NTIC competes on a worldwide basis with respect to its corrosion prevention solutions, NTIC does have regional competitors. NTIC evaluates competing rust and corrosion inhibiting products on an ongoing basis. Some of NTIC’s competitors are established companies that may have financial resources, marketing capabilities, distribution networks and other resources substantially greater than those of NTIC. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than NTIC. With respect to its rust and corrosion inhibiting products, NTIC competes on the basis of product innovation, quality, reliability, product support, customer service, reputation, and price. Some of NTIC’s competitors may have achieved significant market acceptance of their competing products and brand recognition. NTIC, however, believes it has an advantage over most of its competitors as a result of NTIC’s technical innovation and its value-added services. NTIC attempts to provide its customers with the highest level of technical service and applications engineering in addition to ZERUST® rust and corrosion inhibiting products. Nonetheless, the commoditization of certain of NTIC’s ZERUST® rust and corrosion inhibiting products has led, and may continue to lead, to lower prices and lower margins on such products. In addition, because certain barriers to entry are low, additional competitors may emerge, which likely would lead to further commoditization of NTIC’s rust and corrosion inhibiting products.

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

Natur-Tec® Resin Compounds and Finished Products. With respect to NTIC’s Natur-Tec® resin compounds and finished products, NTIC competes with several established companies that have been producing and selling similar products for a longer time period and have significantly more sales, more extensive and effective distribution networks, and better brand recognition than NTIC.  Most of these companies also have substantially more financial and other resources than NTIC.  NTIC competes on the basis of performance, brand awareness, distribution network, product availability, product offering, improved shelf life, place of manufacture, and price.  Because of price competition, NTIC’s margins on its Natur-Tec® resin compounds and finished products are lower than its margins on its ZERUST® corrosion prevention solutions.

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

NTIC anticipates that it will spend between $4,900,000 and $5,100,000 in fiscal 2026 on research and development activities.

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

In 1980, NTIC developed and patented the first polyolefin (plastic) based industrial corrosion inhibiting packing material in the world. The U.S. patent granted under this patent application became the most important intellectual property right in NTIC’s history.  This patent expired in 2000.  NTIC has since filed for 12 letters of patent in the United States covering various corrosion inhibiting technologies, systems, and applications and now owns several patents in these areas. These patents and patent applications have been extended to the countries of strategic relevance to NTIC, including Australia, Brazil, Canada, China, Europe, Japan, India, Korea, Mexico, Russia, and Taiwan.  In addition, EXCOR owns several patents in the area covering various corrosion inhibiting technologies and has also applied for new patents on proprietary new corrosion inhibiting technologies.  NTIC is also seeking additional patent protection covering various host materials into which its corrosion inhibiting additives and other protective features can be incorporated, proprietary new process technologies, and chemical formulations outside the area of corrosion protection.  NTIC owns several patents outside the area of corrosion protection both in the United States and in countries of strategic relevance to NTIC, including the above-noted countries. NTIC holds five patents and patent applications in the Unites States covering various applications for biobased and compostable plastics. These patent and patent applications have been extended to countries of strategic relevance to NTIC, including Canada, Europe, UK, India, and China.

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

Availability of Raw Materials

NTIC does not typically carry excess quantities of raw materials because of historically widespread availability of such materials from various suppliers.  However, with respect to its Natur-Tec® resin compounds and finished products, there are a limited number of domestic and international suppliers of the base resins used to manufacture the resin compounds and finished products, which occasionally contributes to supply issues.

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

Backlog

NTIC had an estimated order backlog of $4,184,415 as of August 31, 2025, compared to $5,837,430 as of August 31, 2024, which was generally across all business units. Sales relating to this backlog are expected to be realized during first quarter of fiscal 2026. These are orders that are held by NTIC pending release instructions from the customers to be used for just-in-time production. Customers generally place orders on an “as needed” basis and expect delivery within a relatively short period of time.

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

Human Capital Management

Headcount and Employee Demographics

As of August 31, 2025, NTIC had a total of 94 employees, with 91 full-time employees and 3 part-time employees, located in North America, consisting of 28 in sales and marketing, 24 in research and development and lab, 22 in administration, and 20 in production.  As of August 31, 2025, NTIC’s wholly owned subsidiary in India, HNTI Limited, had 58 full-time employees, NTIC’s wholly owned subsidiary in China had 35 full-time employees, its majority-owned subsidiary in Brazil had 20 full-time employees, its majority-owned subsidiary in India, Natur-Tec India, had 40 full-time employees, its majority-owned subsidiary in Singapore, Zerust Singapore, had 1 full-time employee, its majority-owned subsidiary in Taiwan, Zerust Taiwan, had 9 full-time employees, its majority-owned subsidiary in Vietnam, Zerust Vietnam, had 6 full-time employees, its wholly owned subsidiary in UAE, Zerust Integrity Solutions Trading LLC, had 6 full-time employees, its wholly owned subsidiary in Germany, NTI Europe  had 3 full-time employees, its wholly owned subsidiary in Mexico had no full-time employees, and its holding company, NTI Asean, had no full-time employees.

As of August 31, 2025, of our North American workforce, 41% are female, 31% are racially or ethnically diverse and 5% are veterans. Of our global management team, 38% are female and 26% are racially or ethnically diverse. Of our eight Board members, three members are female, and three members are racially or ethnically diverse.

Turnover

NTIC continually monitors employee turnover rates as its success depends upon retaining highly trained engineering, manufacturing and operations personnel. The average tenure of our employees is nine years.

Management Team

NTIC believes its management team has the necessary experience to effectively execute its strategy and advance its product and technology leadership. The average tenure of the members of NTIC’s management team is 17 years.

Employee Unions, Collective Bargaining Agreements and Work Councils

There are no unions representing NTIC’s employees, and NTIC believes that its relations with its employees are good.

Health, Safety, Environment and Security

Health, safety, environment and security (HSE&S) are the cornerstones of NTIC. NTIC is in the business of converting unique, environmentally beneficial materials science into value added products and services for industrial and consumer applications. NTIC believes that it is responsible to its worldwide customers, its people, its communities and its stockholders, and NTIC takes these responsibilities seriously. NTIC is dedicated to investing in the future of the planet and NTIC’s people and intends to continue to invest in HSE&S protection and improvements in a timely manner consistent with available technology.

NTIC is guided by its Policy Statement on HSE&S, which sets forth NTIC’s HSE&S objectives, including ensuring that all activities across the value chain are conducted in a manner which is consistent with NTIC’s quality management standard and HSE&S programs, ensuring that business activities are conducted to prevent harm and protect health and safety, and developing, manufacturing, distributing and marketing products and services with full regard for HSE&S aspects. To accomplish these objectives, NTIC intends to, among other things, establish targets within its quality management standard and HSE&S programs to measure progress and ensure continuous improvement, provide safe and healthy workplaces for its employees, contractors and other service providers, and provide continued training to enable employees to meet their responsibility to contribute to compliance with NTIC’s HSE&S objectives.

NTIC monitors conditions that could lead to safety incidents and keeps track of injuries through reporting systems in accordance with the laws in the jurisdictions in which NTIC operates. NTIC tracks this data to assess the quality of its safety performance. NTIC defines lost time incidents as work-related incidents where a worker sustains an injury that results in time away from work. NTIC had only one lost time incident in each of fiscal 2025 and 2024.

Equal Opportunity, Inclusion and Workplace Culture

Equal opportunity is embedded in NTIC’s values and integrated into its strategies. NTIC’s Human Rights Policy was designed to align with the United Nations Global Compact and core elements of the United Nations Universal Declaration of Human Rights. NTIC is committed to providing an environment free of discrimination and harassment, where all individuals are accepted and treated with respect and dignity, can contribute fully, and have equal opportunities.

NTIC is additionally guided by its Equal Opportunity, Non-Discrimination, and Anti-Harassment Policy and strives to create and maintain a work environment in which people are treated with dignity, decency, and respect. NTIC is an equal opportunity employer and believes that professional conduct furthers NTIC’s mission, promotes productivity, minimizes disputes, and enhances NTIC’s reputation. NTIC does not tolerate unlawful discrimination or harassment related to any legally protected characteristic or that otherwise violates its policy.

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

Values and Ethics

In connection with NTIC’s core values, NTIC acts in accordance with its Code of Ethics. NTIC’s Code of Ethics requires its employees, officers and directors to be honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Each employee, officer and director must know and abide by applicable laws. Additionally, NTIC holds its vendors to similar standards, as provided in its Vendor Code of Conduct, which sets forth the requirements that NTIC expects its vendors to comply with in order to operate lawfully, ethically and with integrity in every jurisdiction where they conduct business.

Additional Information

Additional information about our human capital and people, including our HSE&S Policy, Human Rights Policy, Equal Opportunity, Non-Discrimination, and Anti-Harassment Policy, Code of Ethics, and Vendor Code of Conduct, is included on the Commitment to Environmental, Social, and Governance (ESG) page of the Investor Relations portion of our corporate website. Information contained or referenced on our website is not incorporated by reference and does not form a part of this Annual Report on Form 10-K.

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

NTIC makes available, free of charge, through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after NTIC electronically files such material with, or furnishes it to, the Securities and Exchange Commission (SEC). Reports filed with the SEC may be viewed at www.sec.gov.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The two individuals named below have been designated by NTIC’s Board of Directors as “executive officers” of NTIC. Their ages and the offices held, as of November 20, 2025, are as follows:

Name	Age	Position with NTIC
G. Patrick Lynch	58	President and Chief Executive Officer

Matthew C. Wolsfeld	51	Chief Financial Officer and Corporate Secretary

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

Other corporate officers of NTIC, their ages, and offices held, as of November 20, 2025, are as follows:

Name	Age	Position with NTIC
Vineet R. Dalal	56	Vice President and Director – Global Market Development – Natur-Tec®

Gautam Ramdas	52	Vice President and Director – Global Market Development – Oil & Gas

Brian Haglund	41	Vice President of Operations – North America

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
●

Supply chain disruptions in the past have interrupted and, in the future, could interrupt product manufacturing, increase product costs and result in lost sales, which have had and, in the future, may have a material adverse effect on NTIC’s business, operating results and financial condition.

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

●	Increases in prices for raw materials and components used in NTIC’s products in the past have adversely affected and in the future could adversely affect NTIC’s operating results.
●	NTIC relies on others for its production, and any interruptions of these arrangements could disrupt NTIC’s ability to fill its customers’ orders.
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

●	The ongoing war between Russia and Ukraine and the conflicts in the Middle East may adversely affect NTIC’s business and results of operations.
●	The operations of NTIC China may be adversely affected by China’s evolving economic, political, and social conditions, as well as increasing tensions between the United States and China.
●	Intellectual property rights are difficult to enforce in China, which could harm NTIC’s business, results of operations, or financial condition.
●	Uncertainties with respect to the Chinese legal system may adversely affect the operations of NTIC China.

●	Failure to comply with the U.S. Foreign Corrupt Practices Act could subject NTIC to penalties and legal expenses.
●	Fluctuations in foreign currency exchange rates could result in declines in NTIC’s earnings and changes in NTIC’s foreign currency translation adjustments.
●	Economic uncertainty in developing markets could adversely affect NTIC’s revenue and earnings.

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

●	NTIC’s dependence on manufacturing and logistical services provided by contractors could give rise to product defects or warranty liability.
●	The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the widespread market acceptance of products manufactured with bio-based and biodegradable resins.
●	NTIC relies on its joint ventures, distributors, manufacturer’s sales representatives, and other agents to market and sell its products.
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

NTIC’s operating results are especially dependent upon the economic health of the economies in the United States, Europe, India and China. Since a significant portion of NTIC’s ZERUST® rust and corrosion inhibiting products and services are sold to customers in the automotive industry, adverse economic conditions affecting the automotive industry or other events that may adversely affect the automotive industry may result in an adverse effect on NTIC’s net sales and its other operating results. In fiscal 2025, demand remained soft within the automotive industry, which indirectly adversely impacted NTIC, due in part to a decrease in exports of automotive products resulting from tariffs between the U.S. and both Mexico and Canada. These tariffs have increased the price of vehicles and increased the risk of automotive plant closure, which may further indirectly adversely impact NTIC. In addition, high interest rates continued to impact the automotive industry and indirectly adversely impacted NTIC. Any weakness in the global economy, particularly the United States, Europe, India and China, and in the automotive industry have negatively impacted and may continue to negatively impact NTIC’s business, operating results, and financial condition.

NTIC’s business in the past has been and, in the future, may be negatively impacted by inflation.

Increases in inflation may have a negative impact on NTIC’s business. In the European Union, high energy prices adversely affected our joint venture sales in fiscal 2025 and persistent high levels of inflation in the United States continued to impact the overall demand for NTIC’s products, labor, and the margins NTIC and its joint ventures are able to realize on the sale of products, all of which have had and could continue to have a negative impact on NTIC’s business, financial position, results of operations and cash flows. In prior years, sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates. Although the U.S. Federal Reserve has recently lowered interest rates, it is not known whether additional action will be taken to further lower interest rates and if these decreases will have an impact on inflation. High rates of interest or similar increases to interest rates in the future could increase the cost of capital available to NTIC and depress economic growth and could also negatively impact our business.

Supply chain disruptions in the past have interrupted and, in the future, could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Supply chain disruptions in fiscal 2025 related primarily to international shipping issues, as described below, which at times resulted in longer lead times, temporary raw material outages and higher shipping expenses. While NTIC took steps to minimize the impact of these increased costs by working closely with its suppliers and customers, these issues may persist in fiscal 2026, and there can be no assurances that unforeseen events impacting the supply chain will not have a material adverse effect on NTIC in the future. Additionally, the impacts supply chain disruptions have on NTIC’s third-party manufacturers are not within NTIC’s control. Prolonged supply chain disruptions impacting NTIC and its third-party manufacturers could interrupt product manufacturing, increase product costs and result in lost sales, which may have a material adverse effect on NTIC’s business, operating results and financial condition.

Disruptions to the distribution channels for NTIC’s products in the past have negatively impacted and in the future may negatively impact NTIC’s business, operating results, and financial condition.

During fiscal 2025, a confluence of factors caused disruptions to international shipping, increasing costs and delaying shipments. Geopolitically, continued attacks on ships entering the Red Sea en route to the Suez Canal, an important waterway for vessels moving between Asia and the United States, by Houthi rebels in Yemen forced ships to take longer routes around Africa’s southern coast, increasing shipping time and delaying shipments. A March 2024 cargo ship crash into the Francis Scott Key Bridge in the Port of Baltimore, the largest U.S. port by volume for deliveries of automotive vehicles and components, caused a temporary suspension in activities. While the Port of Baltimore opened to maritime traffic on June 10, 2024, the bridge is not expected to be rebuilt until late 2028 and further work to clear out wreckage and continue maintenance of the port may continue to cause delays in the Port of Baltimore. In addition, in the first half of fiscal 2025, port strikes on the East Coast of the United States, a key port for European automakers, also contributed to shipping delays. These factors collectively decreased the availability of containers and increased shipping costs in fiscal 2025. Increased shipping costs and delays adversely affected NTIC’s consolidated results of operations during fiscal 2025, and we anticipate that these factors will continue to impact us during fiscal 2026. Similar delays and elevated costs in the future could have a material adverse effect on NTIC’s consolidated results of operations. Furthermore, transportation delays, increased shipping containers rates, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas may impact the operations of NTIC’s suppliers, which could in turn adversely affect NTIC, and its revenues and operating costs. Any of these disruptions may negatively impact NTIC’s business, operating results, and financial condition.

NTIC’s dependence on key suppliers puts NTIC at risk of interruptions in the availability of its products, which could reduce its net sales and adversely affect its operating results and harm its reputation.

NTIC relies on suppliers for certain raw materials and components used in its products. For reasons of quality assurance, cost effectiveness, or availability, NTIC procures certain raw materials and components from sole or limited source suppliers. NTIC generally acquires these and other raw materials and components through purchase orders placed in the ordinary course of business, and as a result, NTIC does not have a significant inventory of these materials and components and does not have any guaranteed or contractual supply arrangements with many of these suppliers for these materials and components. Although NTIC may attempt to increase storage of raw materials to hedge against rising prices or potential shortages, it may not be able to do so on reasonable terms or at all. NTIC’s dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality, and delivery schedules, as well as manufacturing yields and costs. Suppliers of such raw materials and components may decide, or be required, for reasons beyond NTIC’s control, to cease supplying such raw materials and components to NTIC or to raise their prices.

Shortages of raw materials, quality control problems, production capacity constraints, or delays by suppliers could negatively affect NTIC’s ability to meet its production obligations and result in increased prices for affected parts, and NTIC may be forced to find new suppliers for certain raw materials. The rapid growth in demand for bioplastics products globally has increased the demand and the volatility of the price for plastic resins, and limited suppliers of such plastic resins may experience shortages caused by demand outpacing their production capabilities, which could result in NTIC’s inability to produce its Natur-Tec® products promptly or in the volumes demanded. Any such shortages, constraints, or delays may result in delays in shipments of products or components, which could adversely affect NTIC’s net sales and other operating results and its reputation. From time to time, materials and components used in NTIC’s products are subject to allocation because of shortages of these materials and components.

Increases in prices for raw materials and components used in NTIC’s products in the past have adversely affected and in the future could adversely affect NTIC’s operating results.

NTIC uses certain raw materials and components in its products, including in particular plastic resins, which are subject to price increases. In light of higher demand and freight costs in fiscal 2025, certain raw materials used in the manufacture of NTIC’s Natur-Tec® products were at times unavailable or were available only at higher costs, which adversely affected gross margins on NTIC’s Natur-Tec® products. If similar shortages of raw materials arise again in the future, the cost and/or production of NTIC’s products could be adversely affected. Additionally, the Russia-Ukraine war and geopolitical tensions in the Middle East have resulted in and may continue to result in commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue through fiscal 2026. In addition, changes to international trade agreements, including recent U.S. tariffs, continue to affect raw materials or components we import into the U.S. To reduce exposure to these and other tariffs, NTIC may be required to consider alternative sourcing or manufacturing, in-house production, or regionalized manufacturing, which may require significant ramp-up time and expense or which may not be available on feasible terms at all.

NTIC relies on others for its production, and any interruptions of these arrangements could disrupt NTIC’s ability to fill its customers’ orders.

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

There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs. Within recent years, for example, trade policy changes included the imposition of additional tariffs on imported products in an effort to address trade imbalances, specifically with China, the withdrawal of the U.S. from the Trans-Pacific Partnership, the renegotiation of the North American Free Trade Agreement, and sanctions on Russia. On April 2, 2025, the Trump administration implemented additional tariffs on 180 countries and territories, which range from 10% to 125%. Although these tariffs were subsequently paused in part for 90 days, and although some rates have been negotiated, it is uncertain whether and to what extent they will ultimately become effective. In response to some of these actions, certain countries imposed retaliatory actions against the United States, including reciprocal tariffs. On July 31, 2025, another executive order was issued amending previous executive orders, including adjusting the reciprocal tariffs. An oversupply of inexpensive goods from China has raised concerns of dumping, which may cause the further imposition of tariffs or other trade regulations by the U.S. NTIC, its subsidiaries and joint ventures engage in sales outside of the United States and is, therefore, negatively impacted by such actions. Due to this changing landscape, it is unknown to what extent tariffs will adversely affect NTIC’s operations. Tariffs may cause NTIC to increase prices, face decreased profit margins, and/or pause deliveries from countries subject to high tariffs. NTIC may also need to seek alternative sourcing or manufacturing, in-house production, or regionalized manufacturing, which may require significant ramp-up time and expense or which may not be available on feasible terms at all. These factors may affect production economics, customer pricing, and competitive positioning, particularly in markets where the Company competes with local producers not subject to comparable tariff exposure. These or other changes or potential changes in trade policies in the United States and the potential corresponding actions by other countries in which NTIC does business could adversely and materially affect NTIC’s business, results of operations, and financial condition.

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

The global automotive industry is experiencing a period of significant technological change, including the development and use of electric vehicles, which, compared to non-electric vehicles, do not contain as many metal components that require NTIC’s ZERUST® products and solutions. During fiscal 2025, the automobile sector represented approximately 40-45% of ZERUST® industrial net sales in North America and 55-60% of net sales of NTIC’s joint ventures. Although the slowdown in electric vehicle production continued in fiscal 2025, NTIC continues to seek additional applications of its ZERUST® products and solutions related to electric vehicles and batteries, which will likely continue to have an increasing presence in the automotive market. However, increased demand for electric vehicles will still adversely affect NTIC’s net sales and other operating results and business.

Risks Related to NTIC’s Joint Ventures

NTIC’s liquidity and financial position rely on the receipt of fees for services provided to its joint ventures and dividend distributions from its joint ventures. No assurance can be provided that NTIC will continue to receive such fees and dividend distributions in amounts NTIC historically has received or anticipates receiving.

NTIC conducts business, either directly or indirectly, through several joint venture arrangements that operate in North America, Europe, and Asia. Each of these joint ventures manufactures, markets, and sells finished products in the geographic territory that it is assigned. NTIC’s receipt of funds as a result of sales by its joint ventures is dependent upon NTIC’s receipt of fees for services that NTIC provides to its joint ventures based primarily on the net sales of the individual joint ventures and NTIC’s receipt of dividend distributions from its joint ventures based on the profitability of its joint ventures. NTIC’s liquidity and financial position in part rely on NTIC’s receipt of fees for services that NTIC provides to its joint ventures and dividend distributions from its joint ventures. During fiscal 2025, NTIC recognized $5,006,151 in fees and $1,566,947 in dividend distributions from its joint ventures. Because NTIC owns 50% or less of each of its joint venture entities, NTIC does not control the decisions of these entities regarding whether to pay dividends and, if paid, how much they should be in any given year. Thus, NTIC cannot guarantee that any of its joint ventures will pay dividends in any given year. The failure of NTIC’s joint ventures to declare dividends or the failure of NTIC to receive fees for services provided to joint ventures in amounts typically expected by NTIC could adversely affect NTIC’s liquidity and financial position.

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

NTIC sells products and services directly, through its wholly owned and majority-owned subsidiaries, and indirectly, via a network of joint ventures, independent distributors, manufacturer’s sales representatives, and agents in over 65 countries, including countries in North America, South America, Europe, Asia, and the Middle East. One of NTIC’s strategic objectives is the continued expansion of its international operations. The expansion of NTIC’s existing international operations and entry into additional international markets requires management attention and financial resources. For example, NTIC’s expansion of oil and gas activities in the Middle East has faced challenges due to operating a new business unit, coordinating with a new sales team, the ability to find resources and local support, and limited experience in this new space, requiring additional management and financial support. Whether and to what extent such issues persist cannot be predicted.

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

The ongoing war between Russia and Ukraine and the conflicts in the Middle East may adversely affect NTIC’s business and results of operations.

Given the nature of NTIC’s business and its global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks, such as the Russia-Ukraine war and ongoing conflicts in the Middle East, may adversely affect NTIC’s business and results of operations.

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

The ongoing conflicts in the Middle East, including the Israel-Hamas war, may adversely affect NTIC’s business and results of operations. Although the length, impact and outcome of these conflicts remain highly unpredictable, it could lead to significant market and other disruptions, including disruptions to the oil and gas industry, significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability and other material and adverse effects on macroeconomic conditions. It is not possible at this time to predict or determine the ultimate consequences of this conflict.

To the extent the ongoing conflicts in the Middle East, including the Israel-Hamas war, adversely affects NTIC’s business, it may also have the effect of heightening many other risks disclosed herein, any of which could materially and adversely affect NTIC’s business and results of operations. Such risks include, but are not limited to, adverse effects on the oil and gas industry, adverse effects on macroeconomic conditions, including inflation, demand for NTIC’s products and potential recessionary economic conditions; increased cyber security threats; adverse changes in trade policies, taxes, government regulations, and tariffs; NTIC’s ability to implement and execute its business strategy, particularly with regard to its joint ventures; disruptions in global supply chains; its exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

The operations of NTIC China may be adversely affected by China’s evolving economic, political, and social conditions, as well as increasing tensions between the United States and China.

The results of operations and future prospects of NTIC China may be adversely affected by, among other things, changes in China’s political, economic, and social conditions, escalating tensions between China and Taiwan, changes in the relationship between China and its western trade partners, changes in policies of the Chinese government, changes in laws and regulations or in the interpretation of existing laws and regulations, changes in foreign exchange regulations, measures that may be introduced to control inflation, such as interest rate increases, changes in the rates or methods of taxation, and increasing tensions between the United States and China. In addition, changes in demand could result from increased competition with local Chinese manufacturers who have cost advantages or who may be preferred suppliers for Chinese end users. In fiscal 2025, there was a continued reduction of export to the U.S. and Europe from China as the Chinese government focused on domestic consumption to maintain gross domestic product growth. Also, Chinese commercial laws, regulations, and interpretations applicable to non-Chinese owned market participants, such as NTIC China, are continually changing, and such changes may require NTIC China to change how it conducts its business. These laws, regulations, and interpretations could impose restrictions on NTIC’s and NTIC China’s ownership or operations or NTIC’s interests in China and could adversely affect NTIC’s business, results of operations, and financial condition.

Local regulations in China relating to the 2021 electric power shortage have been ongoing and may adversely affect NTIC China’s operations or the operations of our suppliers with facilities in China. For example, these regulations could result in partial or complete factory shutdowns due to a lack of continuous supply of electrical power. Additionally, the price of electric power may be increased, and peak-demand periods during which prices are higher may be extended by local governments. Certain of our resin suppliers with facilities in China were adversely impacted by these regulations, which contributed to constrained supply. Although NTIC China’s operations have not been significantly impacted by regulations related to electric power shortages to date, updates to such regulations may in the future decrease or shut down production or increase product costs, which could adversely affect NTIC’s business, results of operations, and financial condition.

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

NTIC conducts business, or is contemplating expansion, in developing markets with economies that tend to be more volatile than those in the United States and Western Europe. The risk of doing business in developing markets such as China, Brazil, India, Russia, the United Arab Emirates, Mexico, and other economically volatile areas could adversely affect NTIC’s operations and earnings. Such risks include financial instability among customers in these regions, political instability, fraud or corruption, and other non-economic factors, and irregular trade flows that need to be managed successfully with the help of the local governments. In addition, commercial laws in some developing countries can be vague, inconsistently administered, and retroactively applied. If NTIC is deemed not to be in compliance with applicable laws in developing countries where NTIC conducts business, its prospects and business in those countries could be harmed, which could then have a material adverse impact on NTIC’s operating results and financial position. NTIC’s failure to successfully manage economic, political, and other risks relating to doing business in developing countries and economically and politically volatile areas could adversely affect its business.

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

NTIC’s ZERUST® rust and corrosion inhibiting products and services generate a significant portion of NTIC’s net sales and the net sales of NTIC’s joint ventures. During fiscal 2025, 74.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® rust and corrosion inhibiting products and services. While the net sales of NTIC’s joint ventures are not included in NTIC’s net sales on NTIC’s consolidated financial statements, NTIC’s receipt of fees for services that NTIC provides to its joint ventures and NTIC’s receipt of dividend distributions from its joint ventures are based primarily on the revenues and profitability of the joint ventures. Accordingly, if sales of these products and services were to decline due to increased competition, the introduction of a new disruptive technology, or otherwise, NTIC’s operating results would be adversely affected.

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

NTIC’s strategy of expanding its corrosion prevention solutions into the oil and gas industry and continuing the expansion of its Natur-Tec® bioplastics resin compounds and finished products, either directly or indirectly through joint ventures and independent distributors and agents, is risky and subject to all of the risks inherent in the establishment of a new business enterprise, including:

●	the absence of a significant operating history;
●	the lack of commercialized products;
●	the lack of market acceptance of new products;
●	expected substantial and continual losses for such businesses for the foreseeable future;
●	the lack of manufacturing experience and limited marketing experience;
●	an expected reliance on third parties for the manufacture and commercialization of some of the products;
●	a competitive environment characterized by numerous, well-established and well-capitalized competitors;
●	insufficient capital and other resources;
●	reliance on key personnel and the need to hire and train local support in a timely manner in order to support customer needs; and
●	NTIC’s dependence on manufacturing and logistical services provided by contractors could give rise to product defects or warranty liability.

NTIC uses third-party manufacturers to produce the majority of its products.  In addition, NTIC relies upon certain contractors for logistical services.  Although NTIC’s arrangements with its contract manufacturers and contractors may contain provisions for warranty expense reimbursement, NTIC may remain responsible to its customers for warranty service in the event of product defects and could experience an unanticipated product defects or warranty liability.  In addition, product defects could harm NTIC’s reputation amongst its customers.

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

The commercial success of NTIC’s Natur-Tec® resin compounds and finished products depends on the continued expansion of the market for biodegradable plastics and widespread market acceptance of products manufactured with bio-based and biodegradable resins, which may result, in part, from government policies promoting sustainable practices at the federal, state or local level. For example, many U.S. states and municipalities have taken action or are considering laws to ban certain single-use plastics, often focusing efforts on single-use plastic bags and plastic straws. However, the Trump administration has reversed many policies related to the market for biodegradable plastics, which may adversely affect demand for NTIC’s Natur-Tec® products. Additionally, different requirements for what qualifies a product as “compostable” under various state and local laws may have variable impacts on demand for these products.

Internationally, the government of India announced a phased ban on the manufacture and sale of single-use plastics beginning in July 2022. Similarly, in January 2021, China implemented a ban on single-use plastic utensils, bags and certain other single-use plastic items. In addition, the European Union continues to push for a ban on single-use plastics, as evidenced by the passing of the Single-Use Plastics Directive in 2021. In August 2024, the European Parliament passed a further advance on this directive with the Packaging and Packaging Waste Regulation, which applies to all packaging on the European Union market. Despite these efforts and other measures taken domestically and internationally, including policies related to the collection of organics, it is currently difficult to assess or predict with any assurance the potential size, timing, and viability of market opportunities for NTIC’s Natur-Tec® resin compounds and finished products. Additionally, while legislation has helped increase demand for bioplastics, a lack of enforcement and higher costs associated with bioplastics have adversely impacted the demand anticipated to stem from such legislation.

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

Fluctuations of Crude Oil Prices: The sale of NTIC’s ZERUST® rust and corrosion inhibiting products into the oil and gas industry, particularly in the United States, has historically been hampered by low/unstable global crude oil prices. During fiscal 2025, crude oil prices declined due to fears of recession, the Organization of the Petroleum Exporting Countries increasing output, and Saudi Arabia lowering prices to major customers in Asia. In January 2025, the U.S. Department of Energy forecasted a steady decline in the price of oil, with an average cost of $81 per barrel in 2024 and an expected decline to $66 per barrel by 2026. Fluctuations continue to be expected in part due to the Russia-Ukraine war and the ongoing conflicts in the Middle East. NTIC believes low global crude oil prices constrain capital improvement budgets of its existing and prospective customers and may result in personnel turnover at its oil and gas customers or prospects. Additionally, NTIC believes the ongoing Russia-Ukraine war and ongoing conflicts in the Middle East, including the Israel-Hamas war, may create uncertainty among its existing and prospective customers, which may cause them to halt oil and gas projects or elect to decrease capital improvement budgets, either of which could harm NTIC’s ability to sell its products into the oil and gas industry.

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

Although NTIC’s 85% owned subsidiary, Zerust Brazil, recently secured a secured a three-year offshore oil and gas production asset preservation contract with an estimated total value of approximately R$70 million (US$13 million), no assurance can be provided that such total amount will be realized by NTIC during the next three years.

In November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to ramp during fiscal 2026 and run through calendar 2028 with an estimated total value of approximately R$70 million (US$13 million). This includes approximately R$40 million (US$7.4 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. While management believes that the amount and timing of revenue anticipated to be generated under this agreement may materially positively affect NTIC’s future quarterly sales and other operating results, no assurance can be provided that such revenues will be recognized. In addition, NTIC’s performance under this agreement and its realization of revenue and other benefits as a result of the agreement are subject to risks, including the success of NTIC’s oil and gas business; NTIC’s ability to perform under the agreements and the realization of the potential revenue thereunder; the health of the U.S., Brazilian and worldwide economies; the effect of economic uncertainty; risks associated with international operations, including in Brazil; exposure to exchange rate fluctuations, tariffs, trade disputes and changes to trade regulation; effect of economic slowdown and political unrest; acceptance of existing and new products; timing of purchase orders and variability in sales to oil and gas customers and the effect on NTIC’s quarterly financial results; increased competition; and costs and effects of complying with changes in tax, fiscal, government and other regulatory policies, and rules relating to environmental, health and safety matters.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued launch of NTIC’s Natur-Tec® resin compounds and finished products may require additional capital in the future, which may not be available or may be available only on unfavorable terms. In addition, any equity financings may be dilutive to NTIC’s stockholders.

The expansion of NTIC’s corrosion prevention solutions into the oil and gas industry and the continued expansion of NTIC’s Natur-Tec® resin compounds and finished products will continue to require resources during fiscal 2026 and beyond.  To the extent that NTIC’s existing capital, including amounts available under its revolving line of credit, is insufficient to meet these requirements, NTIC may raise additional capital through financings or additional borrowings. Any equity or debt financing, if available at all, may be on terms that are not favorable to NTIC, and any equity financings could result in dilution to NTIC’s stockholders.

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

Governmental regulation also may adversely affect the demand for some of NTIC’s products and its operating results. For example, the Pipeline and Hazardous Materials Safety Administration (PHMSA) added several new rules with specified deadlines in calendar year 2024, with technical revisions made to go into effect in July 2025. As a result, pipeline owners and operators and several service contractors in the pipeline inspection sector were required to complete preliminary reporting requirements to meet these deadlines. These reporting requirements, combined with the current political climate in the United States and competing priorities, significantly delayed pipeline casing protection work during fiscal 2025, pending completion of the compliance work, adversely impacting demand for certain products and NTIC’s operating results. The implementation of high tariffs and actions taken by the Department of Government Efficiency have also contributed to uncertainty and are expected to cause further PHMSA approval slowdowns until these factors stabilize, although it is not possible to predict when this might be. Additionally, other regulations may be enacted, causing similar adverse impacts.

Fluctuations in NTIC’s effective tax rate could have a significant impact on NTIC’s financial position, results of operations, or cash flows.

The mix of pre-tax income or loss among the tax jurisdictions in which NTIC operates, which have varying tax rates, could impact NTIC’s effective tax rate. For example, NTIC’s effective tax rate was 67.5% for fiscal 2025, compared to 17.3% for fiscal 2024. NTIC is subject to income taxes as well as non-income based taxes in both the United States and various foreign jurisdictions. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. While management expects NTIC’s effective tax rate to normalize in future periods when additional profits are recognized in North American operations, no assurance can be provided that it will. Future events could change management’s assessment. NTIC operates within multiple taxing jurisdictions and is subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. NTIC also has made assumptions about the realization of deferred tax assets. Changes in these assumptions or jurisdictional regulations could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by NTIC’s income tax provisions and accruals.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”). The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration and continuation of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures paid or incurred beginning January 1, 2025. Additionally, the OBBBA allows accelerated tax deductions for qualified property by making permanent the 100% first-year bonus depreciation deduction that previously existed for purchases of tangible personal property with a recovery period of 20 years or less and allowing a similar 100% deduction for certain “qualified production property” that did not previously qualify for an immediate deduction. The OBBBA introduces other legislative changes, including the restoration of deductible net business interest expense under Code Section 163(j) to 30% of earnings before interest, taxes, depreciation and amortization and again allowing an addback of depreciation and amortization in the calculation of the interest deduction limitation. The OBBBA also provides that certain capitalized interest will now be treated as a business interest expense subject to the Section 163(j) limitation. The OBBBA enacted the repeal or acceleration of the sunset of certain tax credits under the Inflation Reduction Act of 2022 and elimination of certain penalties for violations of certain regulatory credit programs. The OBBBA also makes significant changes to international tax provisions, including provisions addressing the global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), base erosion anti-abuse tax (BEAT) and controlled foreign corporation (CFC) rules. NTIC is currently assessing the impact of the OBBBA on its consolidated financial statements. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities and may increase our effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

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

The number of shares of NTIC’s common stock being traded daily is often very low, and on some trading days, there is no trading volume at all. During fiscal 2025, the daily trading volume ranged from 4,342 shares to 905,541 shares. Any NTIC stockholder wishing to sell his, her, or its stock may cause a significant fluctuation in the trading price of NTIC’s common stock. In addition, low trading volume of a stock increases the possibility that, despite rules against such activity, the price of the stock may be manipulated by persons acting in their own self-interest. NTIC may not have adequate market makers and market making activity to prevent manipulation in its common stock.

The price and trading volume of NTIC’s common stock has been, and may continue to be, volatile.

The market price and trading volume of NTIC’s common stock price historically has fluctuated over a wide range. During fiscal 2025, the sale price of NTIC’s common stock ranged from a low of $6.75 per share to a high of $15.09 per share, and the daily trading volume ranged from 4,342 shares to 905,541 shares. It is likely that the price and trading volume of NTIC’s common stock will continue to fluctuate in the future. The securities of small capitalization companies, including NTIC, from time-to-time experience significant price and volume fluctuations, often unrelated to the operating performance of these companies. Securities class action litigation is sometimes brought against a company following periods of volatility in the market price of its securities or for other reasons. NTIC may become the target of similar litigation, especially if NTIC fails to meet its annual projected financial guidance or lowers its annual projected financial guidance. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm NTIC’s business, operating results, and financial condition as well as the market price of its common stock.

A large percentage of NTIC’s outstanding common stock is held by insiders, and, as a result, the trading market for NTIC’s common stock is not as liquid as the stock of other public companies.

As of November 20, 2025, NTIC had 9,480,689 shares of common stock outstanding, 24.3% of which were beneficially owned by directors, executive officers, principal stockholders, and their respective affiliates. The stock of companies with a substantial amount of stock held by insiders is usually not as liquid as the stock of other public companies where insider ownership is not as concentrated. Thus, the trading market for shares of NTIC’s common stock may not be as liquid as the stock of other public companies.

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

As of November 20, 2025, Inter Alia Holding Company, or Inter Alia, beneficially owned approximately 12.7% of NTIC’s outstanding common stock. Inter Alia is an entity partially owned by G. Patrick Lynch, NTIC’s President and Chief Executive Officer and director, as well as two other members of the Lynch family. Mr. Lynch shares voting and dispositive power of shares of NTIC’s common stock held by Inter Alia with the other owners. As a result of his share ownership through Inter Alia and his position as President and Chief Executive Officer and director of NTIC, Mr. Lynch may be able to influence the affairs and actions of NTIC, including matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. The interests of Mr. Lynch and Inter Alia may differ from the interests of NTIC’s other stockholders. This concentration of ownership may have the effect of delaying, preventing, or deterring a change in control of NTIC, which could deprive NTIC’s stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of NTIC, and may negatively affect the market price of NTIC’s common stock. Transactions that could be affected by this concentration of ownership include proxy contests, tender offers, mergers, or other purchases of common stock that could give stockholders the opportunity to realize a premium over the then-prevailing market price for shares of NTIC’s common stock.

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

NTIC relies on its management information systems , including its recently implemented Enterprise Resource Planning (“ERP”) system, for inventory management, distribution, and other functions.  If these information systems fail to adequately perform these functions or if NTIC experiences an interruption in their operation, NTIC’s business and operating results could be adversely affected.

The efficient operation of NTIC’s business is dependent on its management information systems, including its recently implemented new ERP system.  NTIC relies on its management information systems to effectively manage accounting and financial functions; manage order entry, order fulfillment, and inventory replenishment processes; and to maintain its research and development data.  The failure of management information systems to perform as anticipated could disrupt NTIC’s business and product development and could result in decreased sales, causing NTIC’s business and operating results to suffer.  In addition, NTIC’s management information systems are vulnerable to damage or interruption from natural or man-made disasters, including terrorist attacks, attacks by computer viruses or hackers, power loss to computer systems, Internet outages, and telecommunications or data network failure. Any such interruption could adversely affect NTIC’s business and operating results.

While NTIC currently uses limited traditional and generative artificial intelligence (“AI”) solutions for certain functions, it may incorporate additional AI solutions into its information systems in the future and these solutions may become important in its operations over time. The ever-increasing use and evolution of technology, including AI, creates opportunities for the potential loss or misuse of personal data that NTIC uses to run its business, and unintentional dissemination or intentional destruction of confidential information stored in NTIC’ or our third party providers' systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. NTIC’s competitors or other third parties may incorporate AI into their information systems and operations more quickly or more successfully than NTIC, which could impair NTIC’s ability to compete effectively and adversely affect its results of operations.

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

Item 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.          CYBERSECURITY

Background

Cybersecurity, data privacy, and data protection are critical to NTIC’s business. In the ordinary course of business, NTIC collects and stores certain confidential information, such as information about employees, contractors, vendors, customers, and suppliers. NTIC has processes in place for assessing, identifying, and managing material risks from cybersecurity threats, and NTIC regularly assesses its performance and identifies areas for improvement. NTIC also has implemented measures to safeguard its entire cyber network. Management continually re-assesses NTIC’s cybersecurity risk environment based on changing circumstances and new information identified by monitoring, scanning and testing its systems, as well as utilizing third party resources for testing.

Risk Management and Strategy

NTIC’s processes for assessing, identifying, and managing cybersecurity threats have been integrated into its overall risk management processes. The information provided by these processes facilitates management’s ongoing assessment of NTIC’s cybersecurity risk environment and provides current and accurate information regarding cybersecurity risks to management, the Audit Committee and Board of Directors to allow appropriate management of such risks through remediation or other risk mitigation activities.

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

Role of Management

Management has implemented risk management structures, policies, and procedures and is responsible for NTIC’s day-to-day cybersecurity risk management. NTIC’s Information Technology Director, who possesses a strong foundation in cybersecurity through prior managerial experience and specialized training, oversees the daily assessment and management of cybersecurity risks. NTIC employs best practices, including real-time monitoring, anti-virus protection, and ongoing patch management across all systems. System maintenance is performed in accordance with industry standards and aligned with recognized best practices. Because cybersecurity threats continue to evolve, NTIC’s implemented measures are designed to be flexible and adaptable to respond to changes in the security landscape. The following security measures give some insight as to what has been implemented:

●	Multifactor authentication
●	Phishing simulations
●	User permissions auditing and tightening
●	Proactive blocking of high-risk email
●	Active monitoring of user sign-in
●	On-premises endpoint reduction
●	Endpoint detection and response
●	Licensing, network, and hardware compliance management

Use of Consultants and Advisors

NTIC engages various third-party cybersecurity service providers to assess and enhance its cybersecurity practices and assist with protection and monitoring of its systems and information, including with respect to protection of its e-mail, system access, network monitoring, endpoint protection, vulnerability assessments, and penetration testing. NTIC engages cybersecurity consultants, auditors, and other third parties to assess and enhance its cybersecurity practices, such as a third party consulting firm to perform tabletop exercises and evaluate NTIC’s cyber processes, including an assessment of its incident response procedures.

Board Oversight

The Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee, oversees the proper functioning of NTIC’s cybersecurity risk management program. In particular, the Audit Committee, which is comprised entirely of independent directors, is responsible for reviewing and discussing guidelines and policies governing the process by which senior management of NTIC assesses and manages NTIC’s exposure to risk and reviewing and discussing NTIC’s major financial risk exposures, including cybersecurity risk, and the steps management has taken to monitor and control such exposures; it being understood that it is the job of management to assess and management NTIC’s exposure to risk and that the Audit Committee’s responsibility is to discuss guidelines and policies by which risk assessment and management are undertaken. The Audit Committee additionally receives periodic updates from senior management on NTIC’s policies, processes, procedures and any significant developments related to the identification, mitigation and remediation of cybersecurity risks and is responsible for reviewing the cybersecurity disclosures required to be included in NTIC’s SEC filings.

Although none of the members of the Audit Committee has any work experience, degree, or certifications related to information security or cybersecurity, the Audit Committee works closely with members of management and NTIC has engaged third-party service providers to further enhance its cybersecurity efforts and the oversight thereof by the Audit Committee.

Risks from Material Cybersecurity Threats

Although NTIC has taken steps to prevent and mitigate data security threats, there can be no assurance that its protective measures and those of its third party service providers will prevent or detect security breaches that could have a significant impact on NTIC’s business, reputation, operating results and financial condition. NTIC maintains cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of NTIC’s systems.As of the date of this filing, NTIC has not identified any cybersecurity threats that have materially affected or are reasonably anticipated to have a material effect on NTIC’s business strategy, results of operations or financial condition. Although NTIC has not experienced cybersecurity incidents that are individually, or in the aggregate, material, NTIC has experienced cyberattacks in the past, which NTIC believes have thus far been mitigated by preventative, detective, and responsive measures it has put in place. See the factors described in the “Part I. Item 1.A. Risk Factors” section of this Form 10-K for further detail about the cybersecurity risks NTIC faces. Maintaining a robust information security system is an ongoing priority for NTIC, and NTIC plans to continue to identify and evaluate new, emerging risks to data protection and cybersecurity both within NTIC and through its engagement of third-party service providers.

Item 2.             PROPERTIES

NTIC’s principal executive offices, production facilities, and domestic research and development operations are located in a building owned by NTIC located at 4201 Woodland Road, Circle Pines, Minnesota 55014. NTIC also owns the property immediately adjacent to this property, located at 4203 Woodland Road, which includes a 26,000 square foot industrial building, which is used primarily for warehousing space and light industrial production. In addition to these properties, NTIC owns real estate and a building in Beachwood, Ohio, which it uses for office, manufacturing, laboratory, and warehouse space, and has contract warehousing agreements in California and Indiana to hold and release stock products to customers.

Internationally, NTIC China owns an approximately 21,000 square feet industrial building in the Qingpu District of Shanghai, China, which is used as NTIC China’s corporate headquarters and NTIC’s subsidiaries in Brazil, India and Mexico, all lease office, warehouse, and laboratory space. Both NTIC’s subsidiaries Natur-Tec India and Brazil are in the process of purchasing and renovating new local corporate headquarters to accommodate new manufacturing capacity and anticipated business growth. These projects are expected to be completed in fiscal 2026 or fiscal 2027.

NTIC’s management considers its current properties and the new expansions noted above to be suitable and adequate for its current and foreseeable needs.

Item 3.             LEGAL PROCEEDINGS

For information regarding NTIC’s legal proceedings, see Note 16 to NTIC’s consolidated financial statements.

Item 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

NTIC’s common stock trades on the Nasdaq Global Market of The Nasdaq Stock Market under the symbol “NTIC.”

Dividends

During fiscal 2025, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025
April 16, 2025	$0.01	April 30, 2025	May 14, 2025
July 16, 2025	$0.01	July 30, 2025	August 13, 2025

On April 10, 2025, NTIC announced that it had determined to temporarily adjust its quarterly dividend to $0.01 per share effective with its fiscal 2025 third quarter dividend in light of the global environment.

Subsequent to the end of fiscal 2025, on October 15, 2025, NTIC’s Board of Directors declared a cash dividend of $0.01 per share of NTIC’s common stock, payable on November 12, 2025 to stockholders of record on October 29, 2025. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors.

Number of Record Holders

As of August 31, 2025, there were 152 record holders of NTIC’s common stock. This does not include shares held in “street name” or beneficially owned.

Recent Sales of Unregistered Equity Securities

NTIC did not sell any shares of its common stock or any other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended, during the fourth quarter of fiscal 2025.

Issuer Purchases of Equity Securities

NTIC did not purchase any shares of its common stock or other equity securities of NTIC during the fourth quarter of fiscal 2025. As of August 31, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

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

●	Financial Overview. This section provides a brief summary of NTIC’s financial results and financial condition for fiscal 2025 compared to fiscal 2024.
●	Sales and Expense Components. This section provides a brief description of the significant line items in NTIC’s consolidated statements of operations.
●	Results of Operations. This section provides an analysis of the significant line items in NTIC’s consolidated statements of operations.
●	Liquidity and Capital Resources. This section provides an analysis of NTIC’s liquidity and cash flows and a discussion of NTIC’s financial condition and financial commitments.
●	Inflation and Seasonality. This section describes the effects of inflation and seasonality, if any, on NTIC’s business and operating results.
●	Market Risk. This section describes material market risks to which NTIC is subject.
●	Related Party Transactions. This section describes any material related party transactions to which NTIC is a party.
●

Critical Accounting Policies and Estimates. This section discusses NTIC’s critical accounting policies and estimates, which require NTIC to exercise subjective or complex judgments in their application. NTIC’s significant accounting policies, including its critical accounting estimates, are summarized in Note 1 to NTIC’s consolidated financial statements.

●

Recent Accounting Pronouncements. This section references Notes 2 and 3 to NTIC’s consolidated financial statements, which summarizes the effect of recently issued accounting pronouncements on NTIC’s results of operations and financial condition.

Business Overview

NTIC develops and markets proprietary, environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. NTIC’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. NTIC has been selling its proprietary ZERUST® products and services to the automotive, general industrial, mechanical, mining, agricultural, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, NTIC markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These sustainable packaging products are intended to reduce NTIC’s customers’ carbon footprint and provide environmentally sound waste disposal options.

NTIC’s ZERUST® rust and corrosion inhibiting products include plastic and paper packaging, liquids, coatings, rust removers, cleaners, and diffusers as well as engineered solutions designed specifically for the industries it serves. NTIC also offers worldwide, on-site, technical consulting for rust and corrosion prevention issues. In North America, NTIC sells its ZERUST® corrosion prevention solutions through a network of independent distributors and agents supported by a direct sales force.

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its wholly owned subsidiary in India, HNTI Limited (Zerust India), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), its majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A (Zerust Brazil), and certain majority-owned and wholly owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention technologies.  Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion.  NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure, and reduce the risk of environmental pollution due to leaks caused by corrosion. During fiscal 2025, NTIC made significant strategic investments in its ZERUST® oil and gas sales infrastructure.

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry in a continuously increasing number of countries either directly, through its subsidiaries, or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter. In November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to ramp during fiscal 2026 and run through calendar 2028 with an estimated total value of approximately R$70 million (US$13 million). This includes approximately R$40 million (US$7.4 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially positively affect NTIC’s future quarterly sales and other operating results.

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, coatings, injection molding, thermoforming, profile extrusion and engineered plastics. These resin compounds are certified to be fully biodegradable in a commercial composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. During fourth quarter of fiscal 2025, we entered into a preferred supplier agreement with the nation's leading specialized distributor for a foodservice and industrial packaging company, which we expect to translate into higher Natur-Tec sales growth in fiscal 2026 compared to fiscal 2025.

Internationally, NTIC sells its Natur-Tec® resin compounds and finished products both directly and through its wholly owned subsidiary in China and majority-owned subsidiaries in India and Sri Lanka and through distributors and certain joint ventures.

NTIC’s Subsidiaries and Joint Venture Network

NTIC has ownership interests in 12 operating subsidiaries in North America, South America, Europe, and Asia, which are listed in “Part I. Item 1. Business” of this annual report on Form 10-K. The results of these subsidiaries are fully consolidated in NTIC’s consolidated financial statements.

NTIC participates in 15 active joint venture arrangements in North America, Europe, and Asia, which are listed in “Part I. Item 1. Business” of this annual report on Form 10-K. NTIC has historically funded its investments in joint ventures with cash generated from operations. NTIC’s receives funds from its joint ventures as fees for services that NTIC provides to its joint ventures and as dividend distributions. The fees for services provided to joint ventures are determined based on either a flat fee or a percentage of sales depending on local laws and tax regulations. With respect to NTIC’s joint venture in Germany (EXCOR), NTIC recognizes an agreed upon quarterly fee for services. NTIC recognizes equity income from each joint venture based on the overall profitability of the joint venture. Such profitability is subject to variability from quarter to quarter, which, in turn, subjects NTIC’s earnings to variability from quarter to quarter. The profits of each joint venture are shared by the respective joint venture owners in accordance with their respective ownership percentages. NTIC typically directly or indirectly owns 50% or less of each of its joint venture entities and, thus, does not control the decisions of these entities regarding whether to pay dividends and, if paid, what amount is paid in a given year. The payment of a dividend by an entity is determined by a joint vote of the owners and is not at the sole discretion of NTIC. NTIC accounts for the investments and financial results of its joint ventures in its consolidated financial statements utilizing the equity method of accounting. NTIC considers EXCOR to be individually significant to NTIC’s consolidated assets and income as of August 31, 2025 and 2024. Therefore, NTIC provides certain additional information regarding this entity in the notes to NTIC’s consolidated financial statements and in this section of this report.

Financial Overview

NTIC’s management, including its chief executive officer, who is NTIC’s chief operating decision maker, reports and manages NTIC’s operations in two reportable business segments based on products sold, customer base, and distribution center: ZERUST® products and services and Natur-Tec® products.

Highlights of NTIC’s financial results for fiscal 2025 include the following, with increases or decreases in each case as compared to fiscal 2024:

●

NTIC’s consolidated net sales decreased 1.0% primarily due to decreased sales and demand for ZERUST® and Natur-Tec® products. 74.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 1.0%. 25.8% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which decreased 1.0%.

●	Cost of goods sold as a percentage of net sales increased to 62.4% from 60.3% primarily due to slightly higher raw material prices and discounts on selling prices.

●

NTIC’s total joint venture operations decreased 9.8% to $8,545,207 compared to $9,475,078 during fiscal 2024 primarily due to decreases in equity in income from joint ventures and fees for services provided to joint ventures, which were driven primarily by decreased sales at most joint ventures. Net sales at NTIC’s joint ventures, which are not consolidated with NTIC’s net sales, decreased 4.9% to $91,236,272 compared to $95,940,014 during fiscal 2024.

●

NTIC’s total operating expenses increased 6.4% to $37,651,465 compared to $35,392,957 during fiscal 2024. This increase was primarily due to strategic investments in ZERUST® oil and gas marketing and sales efforts, including personnel expenses and the corresponding benefits, as well as increased travel and professional fees.

●	NTIC earned net income attributable to NTIC of $17,619, or $0.00 per diluted common share, for fiscal 2025 compared to $5,409,082, or $0.55 per diluted common share, for fiscal 2024.

During fiscal 2025, NTIC incurred additional costs related to tariffs and expects such costs to continue in fiscal 2026. Management has implemented, and expects to continue to implement, proactive measures to mitigate inflationary and supply chain pressures resulting from tariffs through a combination of supplier diversification, regional sourcing initiatives, cost-reduction programs, and manufacturing optimization. Management continues to monitor global trade developments and evaluate opportunities to further reduce its exposure to tariffs by localizing production and developing alternative sourcing options where practicable. With respect to NTIC China, a majority of its production and sales are for local consumption. Accordingly, management believes that NTIC China’s exposure to tariffs, including those imposed by the United States, is limited. However, given the complex and evolving nature of global trade policy, there can be no assurance that tariffs or other trade restrictions will not adversely affect NTIC’s net sales, gross margins, or operating results in fiscal 2026 or future periods. Tariffs have had a particular impact on NTIC’s Natur-Tec® business, which relies on the global procurement of raw materials and finished goods. These factors may affect production economics, customer pricing, and competitive positioning, particularly in markets where NTIC competes with local producers not subject to comparable tariff exposure.

Sales and Expense Components

The following is a description of the primary components of net sales and expenses:

Net Sales. NTIC derives net sales from the sale of its ZERUST® products and services and its Natur-Tec® products. NTIC sells its ZERUST® products and services and its Natur-Tec® products either directly, through its subsidiaries, or via a network of joint ventures, independent distributors, and agents. Net sales, excluding joint ventures, represents net sales by NTIC either directly to end users or to distributors worldwide, but not sales to NTIC’s joint ventures and not sales by NTIC’s joint ventures. NTIC recognizes revenue from the sale of its products primarily upon shipment of the products.

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

Research and Development Expenses. Research and development expenses include costs associated with the design, development, market analysis, lab testing, and field trials and enhancements of NTIC’s products and services. NTIC expenses costs related to product research and development as incurred. Research and development expenses reflect the net amount after being reduced by reimbursements related to certain research and development contracts. With respect to such research and development contracts, NTIC accrues proceeds received under the contracts and offsets research and development expenses incurred in equal installments over the timelines associated with completion of the contracts’ specific objectives and milestones.

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

Other Income. Other income for fiscal 2025 consists of $1,139,756 in cash received during fiscal 2025 as a result of employee retention credits received under the Coronavirus Aid, Relief, and Economic Security Act. See Note 1 to NTIC’s consolidated financial statements.

Other Expense. Other expense for fiscal 2025 consists of an accrual of $386,785 for an assessed repayment obligation of NTIC China to Ningbo Customs, the customs authority at the Ningbo Port in China, for misclassified Natur-Tec products. See Note 16 to NTIC’s consolidated financial statements.

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

Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

The following table sets forth NTIC’s results of operations for fiscal 2025 and fiscal 2024.

	Fiscal 2025	% of Net Sales	Fiscal 2024	% of Net Sales	$ Change	% Change
Net sales	$84,234,474	N/A	$85,059,517	N/A	$(825,043)	(1.0)%
Cost of goods sold	52,557,919	62.4%	51,273,155	60.3%	1,284,764	2.5%
Equity in income from joint ventures	3,539,056	N/A	4,223,296	N/A	(684,240)	(16.2)%
Fees for services provided to joint ventures	5,006,151	N/A	5,251,782	N/A	(245,631)	(4.7)%
Selling expenses	17,820,196	21.2%	16,413,672	19.3%	1,406,524	8.6%
General and administrative expenses	14,792,988	17.6%	14,176,494	16.7%	616,494	4.3%
Research and development expenses	5,038,281	6.0%	4,802,791	5.6%	235,490	4.9%

Net Sales. NTIC’s consolidated net sales decreased 1.0% to $84,234,474 during fiscal 2025 compared to $85,059,517 during fiscal 2024. This decrease was primarily due to decreased sales and demand for ZERUST® and Natur-Tec® products.

The following table sets forth NTIC’s net sales by product segment for fiscal 2025 and fiscal 2024:

	Fiscal 2025	Fiscal 2024	$ Change	% Change
Total ZERUST® sales	$62,488,397	$63,092,575	$(604,178)	(1.0)%
Total Natur-Tec® sales	21,746,077	21,966,942	(220,865)	(1.0)%
Total net sales	$84,234,474	$85,059,517	$(825,043)	(1.0)%

During fiscal 2025, 74.2% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which decreased 1.0% to $62,488,397 compared to $63,092,575 during fiscal 2024. This decrease was primarily due to decreased demand for ZERUST® oil and gas products and was partially offset by increased demand for ZERUST® industrial products.

The following table sets forth NTIC’s net sales of ZERUST® products for fiscal 2025 and fiscal 2024:

	Fiscal 2025	Fiscal 2024	$ Change	% Change
ZERUST® industrial net sales	$55,170,693	$53,863,296	$1,307,397	2.4%
ZERUST® oil & gas net sales	7,317,704	9,229,279	(1,911,575)	(20.7)%
Total ZERUST® net sales	$62,488,397	$63,092,575	$(604,178)	(1.0)%

ZERUST® industrial net sales increased 2.4% during fiscal 2025 compared to fiscal 2024 primarily due to increased demand for North American ZERUST® industrial products. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales decreased 20.7% during fiscal 2025 compared to fiscal 2024 primarily due to decreased demand. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters. For example, in November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to ramp during fiscal 2026 and run through calendar 2028 with an estimated total value of approximately R$70 million (US$13 million). This includes approximately R$40 million (US$7.4 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially positively affect NTIC’s future quarterly sales and other operating results.

During each of fiscal 2025 and fiscal 2024, 25.8% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products. Sales of Natur-Tec® products decreased 1.0% to $21,746,077 during fiscal 2025 compared to $21,966,942 during fiscal 2024 primarily due to reduced pricing to major customers during fiscal 2025. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold. Cost of goods sold increased 2.5% in fiscal 2025 compared to fiscal 2024 primarily due to slightly higher raw material prices and reduced pricing to major customers during fiscal 2025 for Natur-Tec® products. Cost of goods sold as a percentage of net sales increased to 62.4% during fiscal 2025 compared to 60.3% during fiscal 2024 primarily due to the factors noted above.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures decreased 16.2% to $3,539,056 during fiscal 2025 compared to $4,223,296 during fiscal 2024 primarily due to a decrease in net income at NTIC’s joint venture in Germany, EXCOR. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,664,532 attributable to EXCOR during fiscal 2025 compared to $2,299,274 in fiscal 2024. This decrease was due to a decrease in net sales by EXCOR during fiscal 2025 compared to fiscal 2024. NTIC had equity in income of all other joint ventures of $1,874,524 during fiscal 2025.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $5,006,151 during fiscal 2025 compared to $5,251,782 during fiscal 2024, representing a decrease of 4.7%. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures, specifically EXCOR. Net sales at the joint ventures decreased 4.9% to $91,236,272 during fiscal 2025 compared to $95,940,014 during fiscal 2024. This decrease was primarily due to decreased demand at NTIC’s joint venture in Germany. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $846,281 were attributable to EXCOR during fiscal 2025 compared to $828,932 attributable to EXCOR during fiscal 2024.

Selling Expenses. NTIC’s selling expenses increased 8.6% in fiscal 2025 compared to fiscal 2024 primarily due to increased personnel expense in fiscal 2025 as a result of an expansion in the ZERUST® oil and gas sales team. As a percentage of net sales, selling expenses increased to 21.2% for fiscal 2025 compared to 19.3% in fiscal 2024 primarily due to increased selling expenses and decreased net sales.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 4.3% in fiscal 2025 compared to fiscal 2024 primarily due to increased professional services and travel and personnel expenses, which relate in part to increased information technology infrastructure, during fiscal 2025 compared to fiscal 2024. As a percentage of net sales, general and administrative expenses increased to 17.6% for fiscal 2025 from 16.7% for fiscal 2024 primarily due to increased general and administrative expenses and decreased net sales.

Research and Development Expenses. NTIC’s research and development expenses increased 4.9% in fiscal 2025 compared to fiscal 2024 primarily due to continued investment in new product development.

Interest Income. NTIC’s interest income increased to $308,053 in fiscal 2025 compared to $118,827 in fiscal 2024 primarily due to $181,529 in interest income earned on a delayed IRS payment related to Employee Retention Credit (ERC) claims recognized in the second quarter of fiscal 2025, as described in Note 1 to NTIC’s consolidated financial statements, and changes in the invested cash balances and rate of return at various subsidiaries.

Interest Expense. NTIC’s interest expense increased to $599,927 in fiscal 2025 compared to $340,129 in fiscal 2024 primarily due to increased average outstanding borrowings during fiscal 2025.

Other Income. In February 2025, NTIC recognized $1,139,756 in other income during due to the receipt of an ERC payment. No other income was recognized during fiscal 2024. The ERC income was recognized upon receipt of a cash payment in accordance with applicable accounting guidance and was claimed under the suspension test criteria, as described in Note 1 to NTIC’s consolidated financial statements. The ERC payment is a one-time event and does not represent recurring operational revenue.

Other Expense. In June 2025, NTIC China was notified by Ningbo Customs, the customs authority at the Ningbo Port in China, that certain Natur-Tec® masterbatch resin products had been historically misclassified for export value-added tax rebate purposes. Ningbo Customs reclassified the products to a code that does not qualify for a value-added tax rebate, resulting in repayment obligations and penalties totaling approximately $386,785. NTIC recorded the full amount within Other Expense in fiscal 2025 and is evaluating potential avenues to negotiate a reduction in penalties; however, no such reductions have been agreed upon as of the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. See Note 16 to NTIC’s consolidated financial statements.

Income Before Income Tax Expense. NTIC had income before income tax expense of $3,031,395 for fiscal 2025 compared to income before income tax expense of $7,647,181 for fiscal 2024.

Income Tax Expense. Income tax expense was $2,045,002 during fiscal 2025 compared to $1,325,797 during fiscal 2024 for an effective tax rate of 67.5% and 17.3% during fiscal 2025 and 2024, respectively. The change primarily reflects increased income tax expense at NTIC’s foreign subsidiaries. The increase in the effective tax rate is primarily due to the aforementioned increase in income tax expense as compared to reduced consolidated pre-tax book income. As a result, NTIC’s effective tax rate was unusually high and volatile for fiscal 2025. Management expects NTIC’s effective tax rate to normalize in future periods when additional profits are recognized in NTIC’s North American operations.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $27,667,432 and $23,645,685 as of August 31, 2025 and August 31, 2024, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $17,619, or $0.00 per diluted common share, for fiscal 2025 compared to $5,409,082, or $0.55 per diluted common share, for fiscal 2024. This decrease was primarily due to increases in operating expenses, decreases in gross margin and income from our joint venture operations and the other expense incurred as a result of the Customs issue in China discussed above. This decrease in net income attributable to NTIC was partially offset by the one-time ERC payment received during fiscal 2025.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during fiscal 2025 compared to fiscal 2024.

Liquidity and Capital Resources

Sources of Cash and Working Capital

NTIC’s working capital, defined as current assets less current liabilities, was $20,438,722 as of August 31, 2025, including $7,250,523 in cash and cash equivalents, $9,329,021 outstanding under NTIC’s line of credit, $2,804,695 outstanding under NTIC China’s term loans and $522,545 outstanding under Natur-Tec India’s term loan, compared to $23,682,276 as of August 31, 2024, including $4,952,184 in cash and cash equivalents, $4,291,608 outstanding under NTIC’s line of credit and $2,820,835 outstanding under NTIC China’s term loans. Reducing debt through positive operating cash flow and improving working capital efficiencies will be a strategic focus for fiscal 2026.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. In fiscal 2026, NTIC expects to continue to invest through its use of working capital in Zerust India, NTIC China, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time.

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

Credit Agreement with JPMorgan Chase Bank, N.A.

NTIC is party to a Credit Agreement (as amended, the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $9,329,021 were outstanding under the Credit Facility as of August 31, 2025. Since NTIC was out of compliance with the fixed charge coverage ratio under the Credit Agreement, NTIC obtained a waiver of the non-compliance from JPM. Based on its current business plan and projections for fiscal 2026, NTIC expects to remain in compliance with the covenant during fiscal 2026, although no assurance can be provided that it will do so. The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the January 5, 2026 maturity date unless the Credit Facility is extended or renewed or terminated earlier. It is anticipated that the Credit Facility will be renewed each year for one additional year for the immediate foreseeable future.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.61% for fiscal 2025.

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

Other Credit Arrangements

On each of April 22, 2025 and May 29, 2025, NTIC’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.39 million). The term loans mature in April 2026 and May 2026, respectively, unless extended. It is anticipated that each term loan will be extended for an additional one-year period. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of August 31, 2025. The outstanding balance as of August 31, 2025 for both term loans is a total of USD $2,804,695.

On August 30, 2025, NTIC’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase is expected to be registered in late November 2025. The outstanding balance as of August 31, 2025 was INR 461 lakhs (USD $522,545), of which INR 61.7 lakhs (USD $55,561) was classified as current and INR 399.3 lakhs (USD $466,984) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants as of August 31, 2025.

Uses of Cash and Cash Flow

Net cash provided by operating activities during fiscal 2025 was $2,442,955, which resulted principally from NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, stock-based compensation and changes in working capital, deferred income tax, partially offset by equity in income from joint ventures and changes in working capital.  Net cash provided by operating activities during fiscal 2024 was $5,883,193, which resulted principally from NTIC’s net income, dividends received from joint ventures, dividends receivable from joint venture, depreciation and amortization expense, stock-based compensation and changes in working capital, partially offset by equity in income from joint ventures, deferred income tax and an increase in trade receivables and inventories.

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

NTIC experienced a decrease in trade receivables and an increase in inventory as of August 31, 2025 compared to August 31, 2024. Trade receivables as of August 31, 2025 decreased $743,849 compared to August 31, 2024, primarily related to timing differences of sales and collections.

Outstanding trade receivables increased by an average of 2 days to an average of 80 days from balances outstanding from these customers as of August 31, 2025 from an average of 82 days as of August 31, 2024.

Outstanding receivables for services provided to joint ventures as of August 31, 2025 decreased $157,464 compared to August 31, 2024, and the average days to pay decreased an average of 7 days to an average of 79 days from an average of 86 days as of August 31, 2024.

Net cash used in investing activities during fiscal 2025 was $3,390,323, which was primarily the result of purchases of property and equipment and investment in intangibles for software costs, and, to a lesser extent, investments in patents. Net cash used in investing activities during fiscal 2024 was $3,418,228, which was primarily the result of purchases of property and equipment, investment in intangibles for software costs and investments in patents.

Net cash used in financing activities for fiscal 2025 was $3,861,638, which resulted from borrowing on the line of credit, proceeds from long-term debt and NTIC’s employee stock purchase plan, partially offset by repayments on the line of credit, dividends paid on NTIC common stock and dividends received by non-controlling interest. Net cash used in financing activities for fiscal 2024 was $2,957,280, which resulted from dividends paid on NTIC common stock and dividends received by non-controlling interest and was partially offset by borrowings under the line of credit and proceeds from the exercise of stock options and NTIC’s employee stock purchase plan.

Stock Repurchase Program

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of August 31, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during fiscal 2025 or fiscal 2024.

Cash Dividends

During fiscal 2025, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of NTIC common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025
April 16, 2025	$0.01	April 30, 2025	May 14, 2025
July 16, 2025	$0.01	July 30, 2025	August 13, 2025

On April 10, 2025, NTIC announced that it had determined to temporarily adjust its quarterly dividend to $0.01 per share effective with its fiscal 2025 third quarter dividend in light of the current global environment.

Subsequent to the end of fiscal 2025, on October 15, 2025, NTIC’s Board of Directors declared a cash dividend of $0.01 per share of NTIC’s common stock, payable on November 12, 2025 to stockholders of record on October 29, 2025. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors.

Capital Expenditures and Commitments

NTIC spent $3,950,323 on capital expenditures during fiscal 2025, which related primarily to facility improvements to the warehouse facility NTIC purchased during fiscal 2023 and the installation of a new Enterprise Resource Planning (ERP) software system and associated equipment. NTIC expects to spend an aggregate of approximately $3,000,000 to $4,500,000 on capital expenditures during fiscal 2026, which it expects will relate primarily to construction of new buildings and warehouses in India and Brazil, as well as the purchase of new equipment and facility improvements in the United States.

Inflation and Seasonality

Inflation in the United States and abroad historically has had minimal effect on NTIC and did not adversely affect NTIC’s gross margins during fiscal 2025. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter are typically adversely affected by the long Chinese New Year, the North American holiday season, and overall less corrosion taking place at lower winter temperatures worldwide.

Market Risk

For information regarding NTIC’s exposure to market risk, see “Part I. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this annual report on Form 10-K.

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

NTIC established its joint venture network approximately 30 years ago as a method to increase its worldwide distribution network for ZERUST® rust and corrosion inhibiting products and services. NTIC participates, either directly or indirectly, in 15 active joint venture arrangements in North America, Europe, and Asia. Each of these joint ventures generally manufactures and markets finished products in the geographic territory to which it is assigned. NTIC’s joint venture partners are knowledgeable in the applicable environmental, labor, tax, and other requisite regulations and laws of the respective foreign countries in which they operate, as well as the local customs and business practices. NTIC’s revenue recognition policy for sales to its joint ventures is the same as its policy for sales to unaffiliated customers.

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

Principles of Consolidation

NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. All such relationships are evaluated on an ongoing basis. The consolidated financial statements included in this report include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd., NTIC Europe GmbH ZERUST-EXCOR MEXICO, S. de R.L. de C.V., and HNTI Limited, NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A., NTIC’s majority-owned holding company, NTI Asean LLC, and NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited, Natur-Tec Lanka, Zerust Integrity Solutions Trading LLC (ZIS UAE), Zerust Singapore Pte Ltd (Zerust Singapore), Zerust Vietnam Co. Ltd (Zerust Vietnam) and Zerust Taiwan Co. Ltd (Zerust Taiwan). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

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

Recent Accounting Pronouncements

See Notes 2 and 3 to NTIC’s consolidated financial statements for a discussion of recent accounting pronouncements.

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

The tariff environment is complex and evolving. NTIC’s business incurred in fiscal 2025, and expects to continue to incur in fiscal 2026, additional costs as it relates to tariffs. NTIC has taken and will continue to take action to mitigate inflationary pressures caused by tariffs through a combination of targeted price increases, supplier diversification and other strategic sourcing adjustments, cost reductions, and manufacturing optimization. With respect to NTIC China, specifically, the majority of NTIC China’s production and sales are for local consumption; and therefore, NTIC believes NTIC China’s exposure to tariffs, included those imposed by the United States is limited.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

With respect to interest rate risk, borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.61% for fiscal year 2025. Borrowings of $9,329,021 were outstanding under the Credit Facility as of August 31, 2025. The two term loans undertaken by NTIC China with China Construction Bank Corporation have annual interest rates of 2.75% and 2.96%, respectively, with interest due monthly. The outstanding balance as of August 31, 2025 for both term loans is a total of USD $2,804,695. In addition, the foreign currency term loan entered into by Natur-Tec India with IDFC FIRST Bank Limited bears interest at a fixed rate of 6.45% per annum. The outstanding balance as of August 31, 2025 for this term loan is USD $522,545.

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are included herein:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Northern Technologies International Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Technologies International Corporation and Subsidiaries (the "Company") as of August 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended August 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

November 20, 2025

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - AUGUST 31, 2025 AND 2024

	August 31, 2025	August 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,250,523	$4,952,184
Receivables:
Trade, less allowance for credit losses of $235,000 and $310,000 as of August 31, 2025 and 2024	18,443,230	19,187,079
Fees for services provided to joint ventures	1,077,552	1,235,016
Income taxes	340,002	392,293
Inventories, net	15,525,230	14,390,844
Prepaid expenses	1,706,279	1,421,803
Total current assets	$44,342,816	$41,579,219

PROPERTY AND EQUIPMENT, NET	15,183,918	16,265,653

OTHER ASSETS:
Investments in joint ventures	28,611,777	25,397,287
Deferred income tax, net	503,575	544,464
Intangible assets, net	8,827,768	5,682,945
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	493,050	424,558
Total other assets	43,218,546	36,831,630
Total assets	$102,745,280	$94,676,502
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$9,329,021	$4,291,608
Term loan, current portion	2,860,256	2,820,835
Accounts payable	8,044,196	6,393,355
Income taxes payable	414,304	327,781
Accrued liabilities:
Payroll and related benefits	1,844,817	3,163,372
Other	1,066,761	574,876
Current portion of operating leases	344,739	325,116
Total current liabilities	23,904,094	17,896,943
LONG-TERM LIABILITIES:
Deferred income tax, net	1,513,166	1,504,796
Term loans, noncurrent portion	466,984	—
Operating leases, less current portion	148,311	99,442
Total long-term liabilities	$2,128,461	$1,604,238

COMMITMENTS AND CONTINGENCIES (Note 16)
EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 9,475,490 and 9,466,976, as of August 31, 2025 and 2024, respectively	189,510	189,340
Additional paid-in capital	25,056,976	23,615,564
Retained earnings	52,273,469	53,771,211
Accumulated other comprehensive loss	(5,371,201)	(6,382,124)
Stockholders’ equity	72,148,754	71,193,991
Non-controlling interests	4,563,971	3,981,330
Total equity	76,712,725	75,175,321
Total liabilities and equity	$102,745,280	$94,676,502

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED AUGUST 31, 2025 AND 2024

	2025	2024
NET SALES:
Net sales	$84,234,474	$85,059,517
Cost of goods sold	52,557,919	51,273,155
Gross profit	31,676,555	33,786,362

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	3,539,056	4,223,296
Fees for services provided to joint ventures	5,006,151	5,251,782
Total joint venture operations	8,545,207	9,475,078

OPERATING EXPENSES:
Selling expenses	17,820,196	16,413,672
General and administrative expenses	14,792,988	14,176,494
Research and development expenses	5,038,281	4,802,791
Total operating expenses	37,651,465	35,392,957

OPERATING INCOME	2,570,297	7,868,483

INTEREST INCOME	308,054	118,827
INTEREST EXPENSE	(599,927)	(340,129)
OTHER INCOME	1,139,756	—
OTHER EXPENSE	(386,785)	—

INCOME BEFORE INCOME TAX EXPENSE	3,031,395	7,647,181

INCOME TAX EXPENSE	2,045,002	1,325,797

NET INCOME	986,393	6,321,384

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	968,774	912,302

NET INCOME ATTRIBUTABLE TO NTIC	$17,619	$5,409,082

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.00	$0.57
Diluted	$0.00	$0.55

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,476,085	9,434,020
Diluted	9,639,676	9,833,450

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.28

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED AUGUST 31, 2025 AND 2024

	2025	2024
NET INCOME	$986,393	$6,321,384
OTHER COMPREHENSIVE INCOME – FOREIGN CURRENCY TRANSLATION ADJUSTMENT, (NET OF TAX)	904,790	422,859

COMPREHENSIVE INCOME	1,891,183	6,744,243

LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS, (NET OF TAX)	(862,641)	(893,882)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NTIC	$1,028,542	$5,850,361

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED AUGUST 31, 2025 AND 2024

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2023	9,424,102	$188,482	$21,986,767	$51,004,427	$(6,823,403)	$4,342,524	$70,698,797
Stock options exercised	36,094	722	167,797	—	—	—	168,519
Stock issued for employee stock purchase plan	6,780	136	79,831	—	—	—	79,967
Stock option expense	—	—	1,381,169	—	—	—	1,381,169
Dividends paid to stockholders	—	—	—	(2,642,298)	—	—	(2,642,298)
Dividend received by non-controlling interest	—	—	—	—	—	(1,255,076)	(1,255,076)
Net income	—	—	—	5,409,082	—	912,302	6,321,384
Other comprehensive income (loss)	—	—	—	—	441,279	(18,420)	422,859
BALANCE AT AUGUST 31, 2024	9,466,976	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321
Stock options exercised	1,127	23	(23)	—	—	—	—
Stock issued for employee stock purchase plan	7,383	147	81,349	—	—	—	81,496
Stock option expense	—	—	1,360,086	—	—	—	1,360,086

Dividends paid to stockholders	—	—	—	(1,515,361)	—	—	(1,515,361)
Dividend received by non-controlling interest	—	—	—	—	—	(280,000)	(280,000)
Net income	—	—	—	17,619	—	968,774	986,393
Other comprehensive income (loss)	—	—	—	—	1,010,923	(106,133)	904,790
BALANCE AT AUGUST 31, 2025	9,475,490	$189,510	$25,056,976	$52,273,469	$(5,371,201)	$4,563,971	$76,712,725

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$986,393	$6,321,384
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,360,086	1,381,169
Depreciation expense	979,981	1,156,364
Amortization expense	777,289	596,700
Loss on disposal of property and equipment	77,984	—
Change in allowance for credit losses	(75,000)	(233,539)
Equity in income from joint ventures	(3,539,056)	(4,223,296)
Dividends received from joint ventures	1,566,947	2,997,164
Deferred income taxes	50,984	(336,252)
Changes in current assets and liabilities:
Receivables:
Trade	941,732	(3,016,064)
Fees for services provided to joint ventures	157,463	61,578
Dividends receivable from joint venture	—	1,986,027
Income taxes	(418)	(311,731)
Inventories, net	(1,277,772)	(1,333,954)
Prepaid expenses and other	(300,058)	308,064
Accounts payable	1,472,793	449,009
Income tax payable	109,712	(151,720)
Accrued liabilities	(846,105)	232,290
Net cash provided by operating activities	2,442,955	5,883,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,526,437)	(1,917,842)
Proceeds from sale of property and equipment	20,000	—
Investments in patents and capitalized software costs	(2,423,886)	(1,500,386)
Net cash used in investing activities	(3,930,323)	(3,418,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividend received by non-controlling interest	(280,000)	(1,255,076)
Repayments of line of credit	(26,950,508)	(36,980,700)
Proceeds from issuance of long-term debt	538,090	—
Proceeds from line of credit	31,987,921	37,672,308
Dividends paid on NTIC common stock	(1,515,361)	(2,642,298)
Proceeds from employee stock purchase plan	81,496	79,967
Proceeds from exercise of stock options	—	168,519
Net cash provided by (used in) financing activities	3,861,638	(2,957,280)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(75,931)	38,326

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,298,339	(453,989)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,952,184	5,406,173

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,250,523	$4,952,184

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED AUGUST 31, 2025 AND 2024

1.	NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – Northern Technologies International Corporation and its Subsidiaries (collectively, the Company) develop and market proprietary environmentally beneficial products and services in over 65 countries either directly or via a network of subsidiaries, joint ventures, independent distributors, and agents. The Company’s primary business is corrosion prevention marketed mainly under the ZERUST® brand. The Company has been selling its proprietary ZERUST® products and services to the automotive, general industrial, mechanical, mining, agricultural, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. Additionally, the Company markets and sells a portfolio of proprietary bio-based and certified compostable (fully biodegradable) polymer resin compounds and finished products under the Natur-Tec® brand. These sustainable packaging products are intended to reduce the Company’s customers’ carbon footprint and provide environmentally sound waste disposal options. The Company’s two operating and reportable segments are ZERUST® and Natur-Tec®.

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

Principles of Consolidation – NTIC evaluates its voting and variable interests in entities on a qualitative and quantitative basis. NTIC consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity. The consolidated financial statements include the accounts of Northern Technologies International Corporation, its wholly owned subsidiaries, Northern Technologies Holding Company, LLC, NTIC (Shanghai) Co., Ltd. (NTIC China), ZERUST-EXCOR MEXICO, S. de R.L. de C.V (Zerust Mexico), NTIC Europe GmbH (NTI Europe), and HNTI Limited (Zerust India), NTIC’s majority-owned subsidiary in India, Natur-Tec India Private Limited (Natur-Tec India), NTIC’s majority-owned subsidiary in Brazil, Zerust Prevenção de Corrosão S.A. (Zerust Brazil), NTIC’s majority-owned subsidiary in Sri Lanka, Natur Tec Lanka (Pvt) Ltd (Natur Tec Lanka), and NTIC’s majority-owned holding company, NTI Asean LLC (NTI Asean), and its wholly owned subsidiary in UAE, Zerust Integrity Solutions Trading LLC (ZIS UAE), and its wholly owned subsidiaries Zerust Singapore Pte Ltd (Zerust Singapore), Zerust Vietnam Co. Ltd (Zerust Vietnam) and Zerust Taiwan Co. Ltd (Zerust Taiwan). NTIC’s consolidated financial statements do not include the accounts of any of its joint ventures.

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

Reclassifications - Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet as of August 31, 2024 and the Consolidated Statements of Cash Flows for the year ended August 31, 2024 to reclassify joint venture trade receivables within trade receivables.

In addition, the Company identified an immaterial prior period classification error related to the presentation of borrowings and repayments under its revolving line of credit in its consolidated statements of cash flows. For the fiscal year ended August 31, 2024, the Company had previously presented net proceeds of $691,608 as a single line item in the consolidated statements of cash flows. In accordance with Accounting Standards Codification 230, Statement of Cash Flows, the Company has updated the prior period presentation to separately report gross borrowings of $37,672,308 and gross repayments of $36,980,700 under its line of credit. This change had no impact on the Company’s total cash flows, financial position, or results of operations for the fiscal year ended August 31, 2024.

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

International Revenue – The Company markets its products to numerous countries in North America, Europe, Latin America, Asia, and other parts of the world. See Note 12, Segment and Geographic Information, for information regarding revenue disaggregation by geography.

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

Employee Retention Credit (ERC) and Payroll Tax Deferral - On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law providing numerous tax provisions and other stimulus measures, including an employee retention credit (ERC), which is a refundable tax credit against certain employment taxes. The Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021 extended and expanded the availability of the ERC.

The Company engaged tax advisors of a Big 4 accounting firm which determined the Company qualified for ERCs. The Company then applied for the ERC in fiscal 2023 for the second and third quarters of that year of $573,751 and $566,006, respectively. The Company elected to account for the credit as a government grant. U.S. GAAP does not include grant accounting guidance for for-profit entities; therefore, the Company has elected to follow the grant accounting model in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, the Company cannot recognize any income from the grant until there is reasonable assurance (similar to the “probable” threshold in U.S. GAAP) that any conditions attached to the grant will be met and that the grant will be received. Once it is reasonably assured that the grant conditions will be met and that the grant will be received, grant income is recorded on a systematic basis over the periods in which the Company recognizes the payroll expenses for which the grant is intended to compensate. Income from the grant can be presented as either other income or as a reduction in the expenses for which the grant was intended to compensate.

During the fiscal year ended August 31, 2025, the Company received $1,139,756 in cash as a result of the ERC and this cash was claimed under the suspension test criteria based on the Company’s determination that it met the eligibility requirements. In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income in the period in which the cash was received, as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

Additionally, the Company earned $181,529 in interest income related to the ERC payments, which was recorded as Interest Income for the period. The ERC payments of $1,139,756 are recorded as Other Income in the consolidated statements of operations, while the interest income of $181,529 is recorded separately under Interest Income in the consolidated statements of operations.

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

Inventories – Inventories are recorded at the lower of cost (first-in, first-out basis) or net realizable value and include a reduction in value based on slow-moving and obsolete inventory, which amounted to $422,344 and $365,341 in the fiscal years ending August 31, 2025 and 2024, respectively.

Property and Equipment and Depreciation – Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated service lives of the various assets as follows:

Buildings and improvements	5-30 years
Machinery and equipment	3-10 years

Investments in Joint Ventures – Investments in the Company’s joint ventures are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, changes in foreign currency exchange rates, and additional investments. In the event the Company’s share of a joint venture’s cumulative losses exceeds the Company’s investment balance, the balance is reported at zero value until proportionate income exceeds the losses. The Company assesses its joint ventures for impairment on an annual basis as of August 31 of each year as part of its fiscal year end analysis. In addition to the annual review for impairment, the Company reviews the operating results of each joint venture on a quarterly basis in comparison to its historical operating results and its accrual of fees for services provided to joint ventures. If the operating results of a joint venture do not meet financial performance expectations, an additional evaluation is performed on the joint venture. The Company’s evaluation of its investments in joint ventures requires the Company to make assumptions about future cash flows of its joint ventures. These assumptions require significant judgment, and actual results may differ from assumed or estimated amounts. All investments in joint ventures had positive equity as of August 31, 2025 and 2024. The Company considers any of its joint ventures to be significant and discloses entity specific financial information if the joint venture’s income or assets make up more than 20% of the Company’s total assets or income.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. The Company employs a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality, the duration and extent to which the fair value is less than cost, and for equity securities, the Company’s intent and ability to hold, or plans to sell, the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense), and a new cost basis in the investment is established. The Company determined that there was no impairment of investments in joint ventures as of August 31, 2025.

Recoverability of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. The Company determines potential impairment by comparing the carrying value of the assets with expected net cash flows expected to be provided by operating activities of the business or related products. If the sum of the expected undiscounted future net cash flows is less than the carrying value, the Company evaluates whether an impairment loss should be recognized. An impairment loss is measured by comparing the amount by which the carrying value exceeds the fair value of the asset. When evaluating assets for impairment, the Company groups long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company determined that there were no indications that the carrying value of long-lived assets was not recoverable as of August 31, 2025.

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

Capitalization of Software Costs – Software developed or obtained for internal use, including direct development costs, is stated at cost, less accumulated amortization. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Capitalized software costs include external direct costs of materials and services and payroll costs for employees directly associated with software development. Amortization is computed using the straight-line method over the estimated useful life of the software, which is estimated to be ten years. Upon retirement, the cost of assets disposed and the related accumulated amortization are removed from the accounts, and any resulting gain or loss is credited or charged to operations.

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

The Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company would perform a quantitative test that compares the fair value to its carrying value to determine the amount of any impairment. The Company has determined there was no goodwill impairment during the years ended August 31, 2025 and 2024.

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

Subsequent Events – The Company has evaluated events occurring after the date of the consolidated financial statements through November 20, 2025 for events requiring disclosure in the consolidated financial statements.

2.	NEW SIGNIFICANT ACCOUNTING POLICIES

In fiscal 2025, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires enhanced disclosures about significant segment expenses and other segment items on both an annual and interim basis. The Company has applied the standard retrospectively to all periods presented in the consolidated financial statements. The adoption of ASU 2023-07 did not impact the Company’s determination of reportable segments but resulted in enhanced disclosures related to segment expense information. The adoption resulted in additional disclosures but did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

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

4.	INVENTORIES

Inventories consisted of the following:

	August 31, 2025	August 31, 2024
Production materials	$5,059,298	$5,513,409
Finished goods	10,465,932	8,877,435
	$15,525,230	$14,390,844

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	August 31, 2025	August 31, 2024
Land	$1,260,312	$1,238,180
Buildings and improvements	14,650,361	14,760,250
Construction in process	817,946	3,086,479
Machinery and equipment	9,154,728	7,276,151
	25,883,347	26,361,060
Less accumulated depreciation	(10,699,429)	(10,095,407)
	$15,183,918	$16,265,653

Depreciation expense was $979,981 for fiscal 2025 compared to $1,156,364 in fiscal 2024. Assets in process includes capitalized software costs incurred until the capitalized software is placed in service. Once placed in service, these costs are reclassed to intangible assets, net in the consolidated balance sheet.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of August 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,546,542	$(2,969,571)	$576,971
Capitalized software	4,089,695	(493,365)	3,596,330
Customer relationships	6,347,000	(1,692,533)	4,654,467
Total intangible assets, net	$13,983,237	$(5,155,469)	$8,827,768

	As of August 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,459,877	$(2,854,532)	$605,345
Customer relationships	6,347,000	(1,269,400)	5,077,600
Total intangible assets, net	$9,806,877	$(4,123,932)	$5,682,945

Amortization expense related to intangible assets was $777,289 for fiscal 2025 compared to $596,700 for fiscal 2024.

As of August 31, 2025, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Fiscal 2026	$869,359
Fiscal 2027	834,284
Fiscal 2028	834,284
Fiscal 2029	834,284
Fiscal 2030	834,284
Thereafter	4,621,274
Total	$8,827,768

7.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), France, ACOBAL SAS (Acobal), Finland, Zerust OY and all the Company’s other joint ventures are summarized as follows:

	As of August 31, 2025
	TOTAL	EXCOR	Acobal	Zerust OY	Other
Current assets	$60,062,085	$29,870,525	$6,971,262	$3,029,614	$20,190,684
Total assets	69,815,251	36,941,008	7,900,298	3,313,909	21,660,036
Current liabilities	11,743,525	2,391,029	2,660,430	719,172	5,972,894
Noncurrent liabilities	336,557	—	—	—	336,557
Joint ventures’ equity	57,735,169	34,549,979	5,239,868	2,594,737	15,350,585
NTIC’s share of joint ventures’ equity	28,611,777	17,274,991	2,619,932	1,297,358	7,419,496
NTIC’s share of joint ventures’ undistributed earnings	27,667,432	17,244,086	2,619,932	1,277,358	6,526,056

	Fiscal Year Ended August 31, 2025
	TOTAL	EXCOR	Acobal	Zerust OY	Other
Net sales	$91,236,272	$32,909,789	$11,721,152	$4,831,258	$41,774,073
Gross profit	39,460,739	17,637,075	4,500,635	2,976,462	14,346,567
Net income	7,081,482	3,325,785	1,418,240	964,653	1,372,804
NTIC’s share of equity in income of joint ventures	3,539,057	1,664,532	708,333	483,754	682,436
NTIC’s dividends received from joint ventures	1,566,946	—	635,528	382,613	548,805

	As of August 31, 2024
	Total	EXCOR	OTHER
Current assets	$56,420,503	$26,234,664	$30,185,839
Total assets	64,183,071	31,513,288	32,669,783
Current liabilities	12,553,716	2,221,726	10,331,990
Noncurrent liabilities	323,199	—	323,199
Joint ventures’ equity	51,306,156	29,291,562	22,014,594
NTIC’s share of joint ventures’ equity	25,397,287	14,645,783	10,751,504
NTIC’s share of joint ventures’ undistributed earnings	23,645,685	14,614,878	9,030,807

	Fiscal Year Ended August 31, 2024
	Total	EXCOR	OTHER
Net sales	$95,940,014	$35,720,889	$60,219,125
Gross profit	41,247,036	18,288,258	22,958,778
Net income	8,450,411	4,599,088	3,851,323
NTIC’s share of equity in income of joint ventures	4,223,296	2,299,274	1,924,022
NTIC’s dividends received from joint ventures	2,997,164	1,624,950	1,372,214

8.	CORPORATE DEBT

The Company is party to a Credit Agreement (as amended, the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $9,329,021 were outstanding under the Credit Facility as of August 31, 2025. Since NTIC was out of compliance with the fixed charge coverage ratio under the Credit Agreement, NTIC obtained a waiver of the non-compliance from JPM. Based on its current business plan and projections for fiscal 2026, NTIC expects to remain in compliance with the covenant during fiscal 2026, although no assurance can be provided that it will do so.

The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the January 5, 2026 maturity date, unless the Credit Facility is extended or renewed or terminated earlier. The Company is currently in negotiations with the bank to renew the Credit Facility.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.61% and 7.44% for fiscal 2025 and 2024, respectively.

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

On each of April 22, 2025 and May 29, 2025, the Company’s wholly owned subsidiary in China, NTIC China, renewed its loan agreements with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.39 million). The term loans mature in April 2026 and May 2026, respectively, unless extended. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of August 31, 2025. The outstanding balance as of August 31, 2025 for both term loans is a total of USD $2,804,695. The outstanding balance as of August 31, 2024 for both term loans was a total of USD $2,820,835.

On August 30, 2025, the Company’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase is expected to be registered in late November 2025. The outstanding balance as of August 31, 2025 was INR 461 lakhs (USD $522,545), of which INR 61.7 lakhs (USD $55,561) was classified as current and INR 399.3 lakhs (USD $466,984) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants as of August 31, 2025.

9.	STOCKHOLDERS’ EQUITY

During fiscal 2025, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025
April 16, 2025	$0.01	April 30, 2025	May 14, 2025
July 16, 2025	$0.01	July 30, 2025	August 13, 2025

During fiscal 2024, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to holders of record of the Company’s common stock as of the following record dates:

Declaration Date	Amount	Record Date	Payable Date
October 18, 2023	$0.07	November 1, 2023	November 15, 2023
January 17, 2024	$0.07	January 31, 2024	February 14, 2024
April 17, 2024	$0.07	May 1, 2024	May 15, 2024
July 17, 2024	$0.07	July 31, 2024	August 14, 2024

During fiscal 2025 and fiscal 2024, the Company repurchased no shares of its common stock.

During fiscal 2025, the Company granted stock options under the Northern Technologies International Corporation 2024 Stock Incentive Plan (the 2024 Plan) to purchase an aggregate of 245,190 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $13.26. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During fiscal 2025, stock options to purchase an aggregate of 12,000 shares of common stock were exercised at a weighted average exercise price of $7.43 per share on a net cashless exercise basis, resulting in no net issuance of common stock.

During fiscal 2025, the Company granted an aggregate of 11,313 restricted stock units under the 2024 Plan to various directors. The grant date fair value of the restricted stock units was $13.26 per share, which was equal to the fair market value of the Company’s common stock on the date of grant, September 1, 2024. The restricted stock units generally vest after one year, subject to continued service with the Company on the vesting date.

During fiscal 2024, the Company granted stock options under the Northern Technologies International Corporation 2019 Stock Incentive Plan (as amended, the 2019 Plan) and the 2024 Plan to purchase an aggregate of 269,844 shares of its common stock to various employees and directors. The weighted average per share exercise price of the stock options is $13.25. The exercise price of the stock options is equal to the fair market value of the Company’s common stock on the date of grant. During fiscal 2024, stock options to purchase an aggregate of 74,309 shares of common stock were exercised at a weighted average exercise price of $9.76 per share, resulting in the net issuance of 36,094 shares of common stock since some of the options were exercised on a net cashless exercise basis.

The Company issued 3,527 and 3,496 shares of common stock on September 1, 2024 and 2023, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 3,856 and 3,284 shares of common stock on March 1, 2025 and 2024, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of August 31, 2025, 47,871 shares of common stock remained available for sale under the ESPP.

10.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for fiscal 2025 and fiscal 2024:

Numerator:	August 31, 2025	August 31, 2024
Net income attributable to NTIC	$17,619	$5,409,082

Denominator:
Basic-weighted shares outstanding	9,476,085	9,434,020
Weighted shares assumed upon exercise of stock options	163,592	399,430
Diluted – weighted shares outstanding	9,639,676	9,833,450

Basic net income per share:	$0.00	$0.57
Diluted net income per share:	$0.00	$0.55

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share as of August 31, 2025 were options outstanding to purchase 1,833,783 shares of common stock. Excluded from the computation of diluted net income per share as of August 31, 2024 were options outstanding to purchase 305,514 shares of common stock.

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

The 2024 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, stock unit awards, performance awards, and stock bonuses to eligible recipients to enable the Company and its subsidiaries to attract and retain qualified individuals through opportunities for equity participation in the Company and to reward those individuals who contribute to the achievement of the Company’s economic objectives. Subject to adjustment as provided in the 2024 Plan, the maximum number of shares of the Company’s common stock available for issuance under the 2024 Plan is (i) 800,000 shares of the Company’s common stock; plus (ii) the number of shares of the Company’s common stock remaining available for issuance under the 2019 Plan but not subject to outstanding awards under the 2019 Plan as of January 19, 2024; plus (iii) the number of additional shares of the Company’s common stock subject to awards outstanding under the 2019 Plan as of January 19, 2024 but only to the extent that such outstanding awards are forfeited, cancelled, expire, or otherwise terminate without the issuance of such shares of the Company’s common stock after January 19, 2024. Options granted generally have a term of ten years and become exercisable over a one- or three-year period beginning on the one-year anniversary of the date of grant. Options are granted at per share exercise prices equal to the market value of the Company’s common stock on the date of grant. The Company issues new shares upon the exercise of options. As of August 31, 2025, options to purchase an aggregate of 245,190 shares of the Company’s common stock were outstanding under the 2024 Plan and 700,556 shares of the Company’s common stock remained available for grant under the 2024 Plan. As of August 31, 2025, options to purchase an aggregate of 1,387,415 shares of the Company’s common stock were outstanding under the 2019 Plan, and 290,533 shares of the Company’s common stock were outstanding under the 2007 Plan.

The Company granted options to purchase an aggregate of 245,190 and 269,844 shares of its common stock during fiscal 2025 and 2024, respectively. The fair value of option grants is determined at the date of grant using the Black-Scholes option pricing model with the assumptions listed below. The Company recognized compensation expense of $1,211,434 during fiscal 2025 and compensation expense of $1,381,169 during fiscal 2024 related to the options that vested during such time period. As of August 31, 2025, the total compensation cost for non-vested options not yet recognized in the Company’s consolidated statements of operations was $1,010,384. Stock-based compensation expense of $672,054 is expected during fiscal 2026 and $338,330 is expected to be recognized during fiscal 2027, based on outstanding options as of August 31, 2025. Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the consolidated statements of operations.

The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions and results for the grants:

	Fiscal Year 2025	Fiscal Year 2024
Dividend yield	2.15%	2.18%
Expected volatility	47.4%	46.1%
Expected life of option (years)	5	5
Weighted average risk-free interest rate	3.66%	4.23%

Stock option activity during the periods indicated was as follows:

	Number of Shares (#)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of August 31, 2023	1,557,132	$11.08
Options granted	269,844	13.25
Options exercised	(74,309)	9.76
Options terminated	—	—

Outstanding as of August 31, 2024	1,752,665	$11.47
Options granted	245,190	13.26
Options exercised	(12,000)	7.43
Options terminated	(62,717)	7.43

Outstanding as of August 31, 2025	1,923,138	$11.86	$62,547

Exercisable as of August 31, 2025	1,476,274	$11.52	$62,547

The weighted average per share fair value of options granted during fiscal 2025 and fiscal 2024 was $5.07 and $5.04, respectively. The weighted average remaining contractual life of the options outstanding as of August 31, 2025 and 2024 was 5.74 years and 6.03 years, respectively.

Restricted Stock Units

Restricted stock units were granted under the 2024 Plan on September 1, 2024 to certain non-employee directors during the year ended August 31, 2025 and vest in full on the one-year anniversary of the date of grant. There were no restricted stock units granted or outstanding during the fiscal year ended August 31, 2024. A summary of restricted stock unit activity for the year ended August 31, 2025 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2024	—	$—
Granted	11,313	13.26
Vested/Settled	—	—

Outstanding as of August 31, 2025	11,313	$13.26

Restricted stock units are valued using the closing stock price on the grant date. The Company recognizes the grant date fair value of the restricted stock units over the vesting term, or one year. For the year ended August 31, 2025, the Company recognized $148,652 in stock-based compensation expense. As of August 31, 2025, there was no unrecognized stock-based compensation expense relating to outstanding restricted stock units.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company’s business is organized into two reportable segments: ZERUST® and Natur-Tec®. The Company has been selling its proprietary ZERUST® rust and corrosion inhibiting products and services to the automotive, general industrial, mechanical, mining, agricultural, and retail consumer markets for over 50 years and, more recently, has also expanded into the oil and gas industry. The Company also sells a portfolio of proprietary bio-based and compostable (fully biodegradable) polymer resins and finished products under the Natur-Tec® brand.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales and no operating segments have been aggregated.

The following tables present the Company’s net sales by segment:

	Fiscal 2025	Fiscal 2024
ZERUST® net sales	$62,488,397	$63,092,575
Natur-Tec® net sales	21,746,077	21,966,942
Total net sales	$84,234,474	$85,059,517

The following table sets forth the Company’s cost of goods sold by segment:

	Fiscal 2025	Fiscal 2024
Direct cost of goods sold
ZERUST®	$35,535,306	$33,623,834
Natur-Tec®	13,994,302	14,148,145
Indirect cost of goods sold	3,028,311	3,501,176
Total net cost of goods sold	$52,557,919	$51,273,155

The following table sets forth the Company’s gross profit by segment:

	Fiscal 2025	Fiscal 2024
ZERUST® gross profit	$26,953,091	$29,468,741
Natur-Tec® gross profit	7,751,775	7,818,797
Total segment gross profit	34,704,866	37,287,538
Indirect cost of goods sold	(3,028,311)	(3,501,176)
Total gross profit	$31,676,555	$33,786,362
Total joint venture operations	8,545,207	9,475,078
Selling expenses	(17,820,196)	(16,413,672)
General and administrative expenses	(14,792,988)	(14,176,494)
Research and development expenses	(5,038,281)	(4,802,791)
Interest income	308,054	118,827
Interest expense	(599,927)	(340,129)
Other income	752,971	—
Income before income tax expense	$3,031,395	$7,647,181

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

Geographic Information

Net sales by geographic location for fiscal 2025 and fiscal 2024 were as follows:

	Fiscal Year Ended August 31,
	2025	2024
Inside the U.S. to unaffiliated customers	$29,547,889	$30,492,665
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	2,368,099	2,228,894
Unaffiliated customers	52,318,486	52,337,958
	$84,234,474	$85,059,517

Net sales by geographic location are based on the location of the customer. No single customer accounted for more than 10% of consolidated revenue.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during fiscal 2025 and fiscal 2024, respectively, were as follows:

	Fiscal 2025	% of Total Fees for Services Provided to Joint Ventures	Fiscal 2024	% of Total Fees for Services Provided to Joint Ventures
Germany	$846,281	16.9%	$828,932	15.8%
Poland	840,467	16.8%	849,736	16.2%
Japan	647,573	12.9%	582,674	11.1%
Finland	411,268	8.2%	395,515	7.5%
United Kingdom	404,342	8.1%	375,150	7.1%
Thailand	371,175	7.4%	332,148	6.3%
Sweden	330,205	6.6%	445,560	8.5%
France	320,546	6.4%	485,627	9.2%
Czech Republic	303,869	6.1%	338,195	6.4%
South Korea	186,669	3.7%	258,314	4.9%
Indonesia	137,125	2.7%	166,053	3.2%
Other	206,631	4.2%	193,877	3.7%
	$5,006,151	100.0%	$5,251,782	100.0%

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

The geographical distribution of total property and equipment and net sales, which are based on the geographical location of the customer, is as follows:

	At August 31, 2025	At August 31, 2024
China	$5,355,918	$5,627,202
Other	1,296,988	1,217,400
United States	8,531,012	9,421,051
Total property and equipment	$15,183,918	$16,265,653

	Fiscal Year Ended August 31, 2025	Fiscal Year Ended August 31, 2024
China	$16,239,889	$14,245,238
Brazil	6,570,850	5,994,372
India	22,620,639	22,189,317
Other	9,255,207	12,137,925
United States	29,547,889	30,492,665
Total net sales	$84,234,474	$85,059,517

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

The Company has a 401(k) employee savings plan. Employees who meet certain age and service requirements may elect to contribute up to 15% of their salaries. The Company typically contributes the lesser of 50% of the participant’s contributions or 3.5% of the employee’s salary. The Company recognized expense for the savings plan of $339,319 and $332,726 for fiscal 2025 and fiscal 2024, respectively.

14.	RELATED PARTY TRANSACTIONS

During both fiscal 2025 and fiscal 2024, the Company made consulting payments of $144,000 to Bioplastic Polymers LLC, an entity owned by Ramani Narayan, Ph.D., a director of the Company. Dr. Narayan provides certain consulting services to the Company relating to the Natur-Tec® business and bioplastics program.

15.	INCOME TAXES

The provision for income taxes for the fiscal years ended August 31, 2025 and 2024 was approximately as follows:

	Fiscal Year Ended August 31,
	2025	2024
Current:
Federal	$—	$—
State	69,000	48,000
Foreign	1,823,000	1,601,000
	1,892,000	1,649,000
Deferred:
Federal	—	—
State	—	—
Foreign	153,002	(323,203)
	153,002	(323,203)
	$2,045,002	$1,325,797

Reconciliations of the expected federal income tax at the statutory rate of 21.0% with the provisions for income taxes for the fiscal years ended August 31, 2025 and 2024 were approximately as follows:

	Fiscal Year Ended August 31,
	2025	2024
Tax computed at statutory rates	$647,000	$1,627,000
State income tax, net of federal benefit	120,000	21,000
Tax effect on equity in income of international joint ventures	(742,000)	(887,000)
Tax effect of foreign operations	875,000	371,000
Deemed repatriation	26,000	4,000
Foreign tax credit	—	(321,000)
Research and development credit	(138,000)	(512,000)
Valuation allowance	1,363,000	1,066,000
Stock based compensation	77,002	175,000
Non-controlling interest	(62,000)	(71,000)
Prior year true-up	(112,000)	(146,000)
Other	(9,000)	(1,203)
	$2,045,002	$1,325,797

The Company has not provided U.S. income taxes or foreign withholding taxes with respect to its portion of the cumulative undistributed earnings of certain foreign subsidiaries and joint ventures that are essentially permanent in duration. As a result of the 2017 tax law changes, U.S. federal income taxes on dividends received from the Company’s foreign subsidiaries and joint ventures after December 31, 2017 have been generally eliminated. However, the Company continues to be subject to foreign withholding taxes upon repatriation of any undistributed earnings that are not essentially permanent in duration. The Company recorded tax expense of approximately $200,000 in fiscal 2025 and a tax benefit of approximately $180,000 during fiscal 2024, representing changes in the deferred tax liability for foreign withholding taxes to be paid with respect to the portion of the cumulative undistributed earnings of foreign subsidiaries and joint ventures that the Company determined were not essentially permanent in duration.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The tax effect of the temporary differences and tax carryforwards comprising the net deferred taxes shown on the consolidated balance sheets as of August 31, 2025 and 2024 was approximately as follows:

	August 31,
	2025	2024
Stock-based compensation	$797,000	$637,100
Foreign tax credit carryforward	2,814,400	3,844,800
Capitalized research and experimentation	2,472,400	2,037,800
Other credit and loss carryforward	6,757,900	5,974,200
Capital loss carryforward	129,900	—
Interest expense limitation	71,300	—
Other	922,400	965,368
Total deferred tax assets	13,965,300	13,459,268
Valuation allowance	(13,153,200)	(12,694,800)
Total deferred tax assets after valuation allowance	812,100	764,468
Right-of-use asset	(51,900)	(64,700)
Intangible assets	(1,457,700)	(1,564,200)
Unremitted foreign earnings	(234,600)	(34,800)
Other	(77,491)	(61,100)
Total deferred tax liabilities	(1,821,691)	(1,724,800)
Net deferred tax liabilities	$(1,009,591)	$(960,332)

As of August 31, 2025, the Company has foreign tax credit carryforwards of $2,814,400. This amount begins to expire to the extent not utilized by August 31, 2026. In addition, the Company had federal and state tax credit carryforwards of $5,575,300 as of August 31, 2025, which begin to expire in fiscal 2026.  These federal and state tax credit carryforwards consist primarily of federal and Minnesota research and development credit carryforwards. The Company also has a deferred tax asset of $832,700 for federal net operating loss carryforwards and $330,100 for state net operating loss carryforwards as of August 31, 2025. The federal net operating loss carryforward has an indefinite carryforward period. The state net operating loss carryforward will begin to expire to the extent not utilized by August 31, 2026. The Company has a deferred tax asset of $441,600 for foreign net operating loss carryforwards, which will begin to expire to the extent not utilized by August 31, 2033.

The Company records a tax valuation allowance to reduce deferred tax assets to the amount expected to be realized when it is more likely than not that some portion or all of its deferred tax assets will not be realized.

The Company determined based on all available evidence, including historical data and projections of future results, that it is more likely than not that its domestic deferred tax assets will not be realized due to the absence of objectively verifiable sources of taxable income. On the basis of this evaluation, the Company has recorded a valuation allowance of $13,153,200 and $12,694,800 as of August 31, 2025 and 2024, respectively, to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The net deferred tax asset as of August 31, 2025 and 2024 relates entirely to non-US deferred tax assets which are expected to be realized offset by deferred tax liability for withholding tax on cumulative undistributed earnings in foreign subsidiaries and joint ventures that the Company determined were not essentially permanent. The change in the valuation allowance totaled an increase of $458,400 and $761,100 for the years ended August 31, 2025 and 2024, respectively.

The following is a tabular reconciliation of the total amounts of approximated unrecognized tax benefits:

	Fiscal Year Ended August 31,
	2025	2024
Gross unrecognized tax benefits – beginning balance	$399,300	$361,200
Gross (decreases) increases – prior period tax positions	(17,400)	(5,400)
Gross increases – current period tax positions	40,000	43,500
Gross unrecognized tax benefits – ending balance	$421,900	$399,300

The entire amount of unrecognized tax benefits would affect the effective tax rate if recognized.  It is not expected that the amount of unrecognized tax benefits will change significantly in the next 12 months.

The Company recognizes interest related to unrecognized tax benefits and penalties as income tax expense. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. There was no liability for the payment of interest and penalties as of both August 31, 2025 and August 31, 2024.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. With few exceptions, as of August 31, 2025, the Company is no longer subject to federal, state, local, or foreign examinations by tax authorities for years prior to August 31, 2022.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which included various provisions, including the reinstatement of full expensing for qualified business property acquired and placed in service after January 19, 2025. Further, the OBBBA includes other provisions which are not effective for the Company until years ending August 31, 2026 and beyond, including immediate expensing of domestic research and experimental expenditures, modification of the limitation on the business interest deduction, and on the taxation of foreign operations. We do not expect the OBBBA to have a material impact on our consolidated financial statements.

16.	COMMITMENTS AND CONTINGENCIES

Other Expense

In June 2025, NTIC China received a notice from Ningbo Customs, the customs authority at the Ningbo Port in China, regarding the historical export classification of Natur-Tec masterbatch resin products. Ningbo Customs determined that NTIC China misclassified certain products under a code that qualified for a 13% value-added tax rebate, and reclassified them under a code that does not qualify for a value-added tax rebate. As a result, NTIC China has been assessed repayment obligations of approximately $236,785 and penalties of approximately $150,000.

Management has accrued the full estimated liability of $386,785 in fiscal year 2025 within Other Expense. NTIC is evaluating potential avenues to negotiate a reduction in penalties; however, no such reductions have been agreed upon as of the issuance date of these financial statements.

Operating Leases

The Company currently has operating leases for various buildings, equipment and vehicles. These leases are under non-cancelable operating lease agreements with expiration dates between November 30, 2025 and May 31, 2028. The Company has the option to extend certain leases to five or ten-year term(s) and has the right of first refusal on any sale.

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

Present Value of Leases

	August 31, 2025	August 31, 2024
Right-of-use assets, net	$493,050	$424,558

Current portion of lease liability	344,739	325,116
Lease liability, less current portion	148,311	99,442
Total lease liability	$493,050	$424,558

The weighted-average remaining lease term was 0.80 years and 1.25 years as of August 31, 2025 and 2024, respectively. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, as of each of August 31, 2025 and 2024, the Company estimates the weighted-average discount rate for its operating leases to be 7.61%, based on the incremental borrowing rate.

Future minimum payments as of August 31, 2025 under these long-term operating leases are as follows (in thousands):

Fiscal 2026	$344,739
Fiscal 2027	144,193
Fiscal 2028	38,018
Thereafter	—
Total future minimum lease payments	526,950
Less amount representing interest	(33,900)
Present value of obligations under operating leases	493,050
Less current portion	(344,739)
Long-term operating lease obligations	$148,311

Operating lease cost under these leases was approximately $344,739 and $340,799 for the years ended August 31, 2025 and 2024, respectively.

Annual Bonus Plan

On August 28, 2025, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2026. For fiscal 2026, as in past years, the total amount available under the bonus plan for all plan participants, including executive officers, is dependent upon the Company’s earnings before interest, taxes, and other income (EBITOI), as adjusted to take into account amounts to be paid under the bonus plan and certain other adjustments (Adjusted EBITOI). Each plan participant’s percentage of the overall bonus pool is based upon the number of plan participants, the individual’s annual base salary, and the individual’s position and level of responsibility within the Company. In the case of each of the Company’s executive officer participants, 75% of the amount of their individual bonus payout will be determined based upon the Company’s actual EBITOI for fiscal 2026 compared to a pre-established target EBITOI for fiscal 2026, and 25% of the payout will be determined based upon such executive officer’s achievement of certain pre-established individual performance objectives. The payment of bonuses under the plan is discretionary, and bonuses may be paid to executive officer participants in both cash and shares of the Company’s common stock, the exact amount and percentages of which are determined by the Company’s Board of Directors, upon recommendation of the Compensation Committee, after the completion of the Company’s consolidated financial statements for fiscal 2026.

On August 26, 2024, the Compensation Committee of the Board of Directors of the Company approved the material terms of an annual bonus plan for the Company’s executive officers as well as certain officers and employees for the fiscal year ending August 31, 2025. $1,100,000 was recognized for bonuses for the fiscal year ended August 31, 2025, $800,000 of the bonus is comprised of stock options granted to management on September 1, 2024 that will be expensed over three years and $300,000 will be paid out in cash and profit sharing subsequent to year end. This is compared to $2,200,000 recognized for bonuses for the fiscal year ended August 31, 2024, $800,000 of the bonus comprised of stock options granted to management on September 1, 2023 and $1,400,000 was paid out in cash and profit sharing subsequent to year end.

Legal Matters

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of August 31, 2025, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position, or cash flows.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Fiscal Year Ended August 31,
	2025	2024
Cash paid for income tax	$1,605,283	$1,191,538
Cash paid for interest	599,927	340,129
Cash paid for operating leases	344,739	340,799

18.	SUBSEQUENT EVENT

On October 15, 2025, the Company’s Board of Directors declared a cash dividend of $0.01 per share of the Company’s common stock, payable on November 12, 2025 to stockholders of record on October 29, 2025. The declaration of future dividends is not guaranteed and will be determined by the Company’s Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors.

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management, with the participation of NTIC’s President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of August 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended August 31, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

Insider Trading Policy

NTIC has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, among other insiders. NTIC believes its insider trading policy is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and Nasdaq listing rules. NTIC’s insider trading policy is filed as Exhibit 19.1 to this annual report on Form 10-K for the fiscal year ended August 31, 2025.

Changes to Nomination Procedures

During the fourth quarter of fiscal 2025, there were no material changes to the procedures by which stockholders may recommend nominees to NTIC’s Board of Directors, as described in NTIC’s most recent proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes outstanding options and other awards under NTIC’s equity compensation plans as of August 31, 2025. NTIC’s equity compensation plans as of August 31, 2025 were the Northern Technologies International Corporation 2024 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, and the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,923,138(1)(2)	$11,87(3)	811,144(4)
Equity compensation plans not approved by security holders	—	—	—
Total	1,923,138(1)(2)	$11,87(3)	811,144(4)

________________________

(1)

Amount includes 290,533 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2025 under the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan, 1,387,415 shares of NTIC common stock issuable upon the exercise of stock options outstanding as of August 31, 2025 under the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan, and 245,190 shares of NTIC common stock issuable upon the exercise of stock options and 11,313 shares of NTIC common stock issuable upon the vesting and settlement of restricted stock units outstanding as of August 31, 2025 under the Northern Technologies International Corporation 2024 Stock Incentive Plan.

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

(3)	Not included in the weighted-average exercise price calculation are 11,313 restricted stock units under the Northern Technologies International Corporation 2024 Stock Incentive Plan.

(4)

Amount includes 763,273 shares available as of August 31, 2025 for future issuance under Northern Technologies International Corporation 2024 Stock Incentive Plan and 47,871 shares available at August 31, 2025 for future issuance under the Northern Technologies International Corporation Employee Stock Purchase Plan.

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

Item No.	Item	Method of Filing
3.1	Restated Certificate of Incorporation of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023 (File No. 001-11038)
3.2	Third Amended and Restated Bylaws of Northern Technologies International Corporation	Incorporated by reference to Exhibit 3.2 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (File No. 001-11038)
4.1	Specimen Stock Certificate Representing Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.1 to NTIC’s Registration Statement on Form 10 (File No. 001-19331) (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T)
4.2	Description of Common Stock of Northern Technologies International Corporation	Incorporated by reference to Exhibit 4.2 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (File No. 001-11038)
10.1	Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)

10.2	Form of Incentive Stock Option Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)
10.3	Form of Non-Statutory Stock Option Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)
10.4	Form of Restricted Stock Unit Award Agreement for use with the Northern Technologies International Corporation 2024 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.4 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 19, 2024 (File No. 001-11038)
10.5	Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 15, 2021 (File No. 001-11038)
10.6	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)
10.7	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 25, 2019 (File No. 001-11038)
10.8	Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.9	Form of Incentive Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)
10.10	Form of Non-Statutory Stock Option Agreement for Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.3 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 24, 2011 (File No. 001-11038)

10.11	Northern Technologies International Corporation Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.11 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2006 (File No. 001-11038)
10.12	Material Terms of Northern Technologies International Corporation Annual Bonus Plan*	Incorporated by reference to Exhibit 10.6 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (File No. 001-11038)
10.13	Form of Indemnification Agreement between Northern Technologies International Corporation and its Directors and Officers*	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 23, 2019 (File No. 001-11038)
10.14	Executive Employment Agreement dated as of November 18, 2011 between Northern Technologies International Corporation and G. Patrick Lynch*	Incorporated by reference to Exhibit 10.13 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
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

Incorporated by reference to Exhibit 10.16 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (File No. 001-11038)
10.18	Credit Agreement between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation, dated December 19, 2022	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2023 (File No. 001-11038)
10.19	Second Amendment to Credit Agreement, dated as of January 6, 2025, between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2024 (File No. 001-11038)
10.20	Third Amendment to Credit Agreement, dated as of July 8, 2025, between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation	Incorporated by reference to Exhibit 10.1 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2025 (File No. 001-11038)

10.21	Line of Credit Note, dated July 8, 2025, between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2025 (File No. 001-11038)
10.22	Consulting Agreement dated January 11, 2017 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.2 to NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2016 (File No. 001-11038)
10.23	Amendment to Consulting Agreement effective January 11, 2022 by and among Northern Technologies International Corporation, BioPlastic Polymers LLC, and Ramani Narayan, Ph.D.	Incorporated by reference to Exhibit 10.24 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (File No. 001-11038)
10.24	Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. And Shanghai FASTO Investment Group Limited Company (Official Chinese Version)	Incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)
10.25	Unofficial English Summary of Real Estate Purchase and Sales Contract dated July 7, 2021 between NTIC (Shanghai) Co., Ltd. and Shanghai FASTO Investment Group Limited Company	Incorporated by reference to Exhibit 10.2 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 2021 (File No. 001-11038)
14.1	Code of Ethics	Incorporated by reference to Exhibit 14.1 to NTIC’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2004 (File No. 001-11038)
19.1	Northern Technologies International Corporation Insider Trading Policy	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Baker Tilly US, LLP	Filed herewith
31.1	Certification of President and Chief Executive Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of President and Chief Executive Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer Pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	Northern Technologies International Corporation Clawback Policy	Incorporated by reference to Exhibit 97.1 to NTIC’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (File No. 001-11038)
101

The following materials from Northern Technologies International Corporation’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Contained in Exhibit 101

_______________________

*          A management contract or compensatory plan or arrangement.

Item 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

November 20, 2025	By:	/s/ G. Patrick Lynch
G. Patrick Lynch
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ G. Patrick Lynch G. Patrick Lynch	President and Chief Executive Officer and Director (principal executive officer)	November 20, 2025

/s/ Matthew C. Wolsfeld, CPA Matthew C. Wolsfeld, CPA	Chief Financial Officer and Corporate Secretary (principal financial and accounting officer)	November 20, 2025

/s/ Richard J. Nigon Richard J. Nigon	Chairman of the Board	November 20, 2025

/s/ Nancy E. Calderon Nancy E. Calderon	Director	November 20, 2025

/s/ Sarah E. Kemp Sarah E. Kemp	Director	November 20, 2025

/s/ Sunggyu Lee, Ph.D. Sunggyu Lee, Ph.D.	Director	November 20, 2025

/s/ Ramani Narayan, Ph.D. Ramani Narayan, Ph.D.	Director	November 20, 2025

/s/ Cristina Pinho Cristina Pinho	Director	November 20, 2025

/s/ Konstantin von Falkenhausen Konstantin von Falkenhausen	Director	November 20, 2025