Form 10-Q
period 2025-11-30
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2026-01-08
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

Yes ☐ No ☒

As of January 5, 2026, there were 9,492,001 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

November 30, 2025

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF NOVEMBER 30, 2025 (UNAUDITED) AND

AUGUST 31, 2025 (AUDITED)

	November 30, 2025	August 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,389,809	$7,250,523
Receivables:
Trade, less allowance for credit losses of $290,493 as of November 30, 2025 and $235,000 as of August 31, 2025	18,202,077	18,443,230
Fees for services provided to joint ventures	1,033,486	1,077,552
Income taxes	590,483	340,002
Inventories, net	16,107,563	15,525,230
Prepaid expenses	2,301,076	1,706,279
Total current assets	44,624,494	44,342,816

PROPERTY AND EQUIPMENT, NET	15,800,929	15,183,918
OTHER ASSETS:
Investments in joint ventures	29,277,113	28,611,777
Deferred income tax, net	453,113	503,575
Intangible assets, net	8,594,926	8,827,768
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	496,441	493,050
Total other assets	43,603,969	43,218,546
Total assets	$104,029,392	102,745,280

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$9,134,428	$9,329,021
Term loan, current portion	2,887,310	2,860,256
Accounts payable	9,665,387	8,044,196
Income taxes payable	368,589	414,304
Accrued liabilities:
Payroll and related benefits	2,119,349	1,844,817
Other	721,893	1,066,761
Current portion of operating leases	286,352	344,739
Total current liabilities	25,183,308	23,904,094
LONG-TERM LIABILITIES:
Deferred income tax, net	1,513,166	1,513,166
Term loans, noncurrent portion	445,766	466,984
Operating leases, less current portion	210,089	148,311
Total long-term liabilities	$2,169,021	2,128,461

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 9,480,688 and 9,475,490, as of November 30, 2025 and August 31, 2025, respectively	189,614	189,510
Additional paid-in capital	25,402,605	25,056,976
Retained earnings	52,416,480	52,273,469
Accumulated other comprehensive loss	(5,643,901)	(5,371,201)
Stockholders’ equity	72,364,798	72,148,754
Non-controlling interests	4,312,265	4,563,971
Total equity	76,677,063	76,712,725
Total liabilities and equity	$104,029,392	$102,745,280

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

	Three Months Ended November 30,
	2025	2024
NET SALES:
Net sales	$23,308,881	$21,338,393
Cost of goods sold	14,925,255	13,175,440
Gross profit	8,383,626	8,162,953

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,222,116	1,129,593
Fees for services provided to joint ventures	1,069,257	1,284,119
Total income from joint venture operations	2,291,373	2,413,712

OPERATING EXPENSES:
Selling expenses	4,371,502	4,267,654
General and administrative expenses	4,148,953	3,858,943
Research and development expenses	1,220,912	1,343,397
Total operating expenses	9,741,367	9,469,994

OPERATING INCOME	933,632	1,106,671

INTEREST INCOME	37,242	25,567
INTEREST EXPENSE	(199,966)	(120,220)
INCOME BEFORE INCOME TAX EXPENSE	770,908	1,012,018

INCOME TAX EXPENSE	265,029	217,871
NET INCOME	505,879	794,147

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	268,060	233,056
NET INCOME ATTRIBUTABLE TO NTIC	$237,819	$561,091

NET INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,480,688	9,470,507
Diluted	9,492,694	9,754,209

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.07

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

	Three Months Ended November 30,
	2025	2024
NET INCOME	$505,879	$794,147
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT (NET OF TAX)	(307,113)	(1,383,843)
COMPREHENSIVE INCOME (LOSS)	198,766	(589,696)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (NET OF TAX)	(233,647)	(112,387)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$(34,881)	$(702,083)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

	STOCKHOLDERS’ EQUITY
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
BALANCE AT AUGUST 31, 2024	9,466,980	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321
Stock issued for employee stock purchase plan	3,527	71	42,400	—	—	—	42,471
Stock-based compensation expense	—	—	341,890	—	—	—	341,890
Dividends paid to stockholders ($0.07 per share)	—	—	—	(662,936)	—	—	(662,936)
Net income	—	—	—	561,091	—	233,056	794,147
Comprehensive loss	—	—	—	—	(1,263,174)	(120,669)	(1,383,843)
BALANCE AT NOVEMBER 30, 2024	9,470,507	$189,410	$23,999,854	$53,669,366	$(7,645,298)	$4,093,717	$74,307,049

BALANCE AT AUGUST 31, 2025	9,475,490	$189,510	$25,056,976	$52,273,469	$(5,371,201)	$4,563,971	$76,712,725
Stock issued for employee stock purchase plan	5,198	104	34,827	—	—	—	34,931
Stock-based compensation expense	—	—	310,802	—	—	—	310,802
Dividend received by non-controlling interest	—	—	—	—	—	(485,353)	(485,353)
Dividends paid to stockholders ($0.01 per share)	—	—	—	(94,808)	—	—	(94,808)
Net income	—	—	—	237,819	—	268,060	505,879
Comprehensive loss	—	—	—	—	(272,700)	(34,413)	(307,113)
BALANCE AT NOVEMBER 30, 2025	9,480,688	$189,614	$25,402,605	$52,416,480	$(5,643,901)	$4,312,265	$76,677,063

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

	Three Months Ended November 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$505,879	$794,147
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	310,802	341,890
Depreciation expense	248,190	267,155
Amortization expense	232,842	147,720
Change in allowance for credit losses	51,212	—
Equity in income from joint ventures	(1,222,116)	(1,129,593)
Dividends received from joint ventures	218,332	—
Deferred income taxes	49,715	22,755
Changes in current assets and liabilities:
Receivables:
Trade	(583,845)	2,874,595
Fees for services provided to joint ventures	44,067	64,687
Income taxes	(254,195)	(344,621)
Inventories, net	(596,344)	(73,223)
Prepaid expenses and other	(595,696)	(1,046,973)
Accounts payable	2,029,381	195,752
Income taxes payable	(105,315)	(19,024)
Accrued liabilities	8,999	299,800
Net cash provided by operating activities	341,908	2,395,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(821,624)	(1,219,616)
Investments in patents and capitalized software costs	—	(38,720)
Net cash used in investing activities	(821,624)	(1,258,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	6,313,617	8,400,393
Repayments of line of credit	(6,508,210)	(8,173,269)
Payments on term loans	(9,281)	—
Dividends paid on NTIC common stock	(94,808)	(662,936)
Dividends received by non-controlling interest	(120,000)	—
Proceeds from employee stock purchase plan	34,931	42,471
Net cash used in financing activities	(383,751)	(393,341)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	2,753	(125,739)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(860,714)	617,650
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,250,523	4,952,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,389,809	$5,569,834

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of November 30, 2025 and August 31, 2025, the results of the Company’s operations for the three months ended November 30, 2025 and 2024, the changes in stockholders’ equity for the three months ended November 30, 2025 and 2024 and the Company’s cash flows for the three months ended November 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three months ended November 30, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2026.

The Company identified an immaterial prior period classification error related to the presentation of borrowings and repayments under its revolving line of credit in its consolidated statements of cash flows. For the three months ended November 30, 2024, the Company had previously presented net proceeds of $227,124 as a single line item in the consolidated statements of cash flows. In accordance with Accounting Standards Codification 230, Statement of Cash Flows, the Company has updated the prior period presentation to separately report gross borrowings of $8,400,393 and gross repayments of $8,173,269 under its line of credit. This change had no impact on the Company’s total cash flows, financial position, or results of operations for the three months ended November 30, 2024.

The Company has evaluated events occurring after the date of these consolidated financial statements through the date January 8, 2026 for events requiring disclosure in these consolidated financial statements.

2.          NEW SIGNIFICANT ACCOUNTING POLICIES

For the three months ended November 30, 2025, there have been no new significant accounting policies from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2025.

3.          ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is expected to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information by requiring 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. The guidance is effective on a prospective basis, although retrospective application and early adoption is permitted. The Company is evaluating its disclosure approach for ASU 2023-09 and anticipates adopting the standard for the annual period starting September 1, 2025.

In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its consolidated financial statement disclosures.

4.         INVENTORIES

Inventories consisted of the following:

	November 30, 2025	August 31, 2025
Production materials	$4,650,277	$5,059,298
Finished goods	11,457,286	10,465,932
Total inventories	$16,107,563	$15,525,230

5.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	November 30, 2025	August 31, 2025
Land	$1,860,312	$1,260,312
Buildings and improvements	14,663,308	14,650,361
Assets in process	920,713	817,946
Machinery and equipment	9,230,124	9,154,728
	26,674,457	25,883,347
Less accumulated depreciation	(10,873,528)	(10,699,429)
Property and equipment, net	$15,800,929	$15,183,918

Depreciation expense was $248,190 for the three months ended November 30, 2025, compared to $267,155 for the three months ended November 30, 2024. A portion of assets in process include capitalized software costs incurred until the capitalized software is placed in service. Once placed in service, these costs are reclassed to intangible assets, net in the consolidated balance sheet.

6.         INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of November 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,546,542	$(2,996,551)	$549,991
Capitalized software	4,089,695	(593,443)	3,496,252
Customer relationships	6,347,000	(1,798,317)	4,548,683
Total intangible assets, net	$13,983,237	$(5,388,311)	$8,594,926

	As of August 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,546,542	$(2,969,571)	$576,971
Capitalized software	4,089,695	(493,365)	3,596,330
Customer relationships	6,347,000	(1,692,533)	4,654,467
Total intangible assets, net	$13,983,237	$(5,155,469)	$8,827,768

Amortization expense related to intangible assets was $232,842 and $147,720 for the three months ended November 30, 2025 and 2024, respectively.

As of November 30, 2025, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2026	$636,516
Fiscal 2027	834,284
Fiscal 2028	834,284
Fiscal 2029	834,284
Fiscal 2030	834,284
Thereafter	4,621,274
Total	$8,594,926

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), France, ACOBAL SAS (Acobal), Finland, Zerust OY and all the Company’s other joint ventures are summarized as follows:

	As of November 30, 2025
	Total	EXCOR	Acobal	Zerust OY	Other
Current assets	$62,315,846	$30,645,129	$7,489,137	$3,614,017	$20,567,563
Total assets	71,930,748	37,625,093	8,417,881	3,886,715	22,001,059
Current liabilities	12,602,929	2,343,356	2,617,057	1,036,382	6,606,134
Non-current liabilities	266,024	—	—	—	266,024
Joint ventures’ equity	59,044,410	35,282,871	5,800,823	2,850,332	15,110,384
NTIC’s share of joint ventures’ equity	29,277,113	17,641,437	2,900,410	1,425,155	7,310,111
NTIC’s share of joint ventures’ undistributed earnings	28,322,052	17,610,532	2,900,410	1,405,155	6,405,955

	Three Months Ended November 30, 2025
	Total	EXCOR	Acobal	Zerust OY	Other
Net sales	$24,531,431	$8,765,717	$3,602,353	$1,400,114	$10,763,247
Gross profit	10,682,740	4,572,720	1,400,759	859,358	3,849,903
Net income	2,444,234	1,036,271	608,676	279,141	520,146
NTIC’s share of equity in income from joint ventures	1,222,116	518,135	304,338	139,571	260,072
NTIC’s dividends received from joint ventures	218,332	—	—	—	218,332

	As of August 31, 2025
	Total	EXCOR	Acobal	Zerust OY	Other
Current assets	$60,062,085	$29,870,525	$6,971,262	$3,029,614	$20,190,684
Total assets	69,815,251	36,941,008	7,900,298	3,313,909	21,660,036
Current liabilities	11,743,525	2,391,029	2,660,430	719,172	5,972,894
Noncurrent liabilities	336,557	—	—	—	336,557
Joint ventures’ equity	57,735,169	34,549,979	5,239,868	2,594,737	15,350,585
NTIC’s share of joint ventures’ equity	28,611,777	17,274,991	2,619,932	1,297,358	7,419,496
NTIC’s share of joint ventures’ undistributed earnings	27,667,432	17,244,086	2,619,932	1,277,358	6,526,056

	Three Months Ended November 30, 2024
	Total	EXCOR	Other
Net sales	$23,837,010	$8,738,814	$15,098,196
Gross profit	10,315,283	4,757,686	5,557,597
Net income	2,259,187	1,247,500	1,011,687
NTIC’s share of equity in income from joint ventures	1,129,593	623,750	505,843
NTIC’s dividends received from joint ventures	—	—	—

8.         CORPORATE DEBT

The Company is party to a Credit Agreement (as amended, the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $10.0 million. The Credit Facility includes a $5.0 million sublimit for standby letters of credit. Borrowings of $9,134,428 and $9,329,021 were outstanding under the Credit Facility as of November 30, 2025 and August 31, 2025, respectively. The Company was in compliance with all debt covenants as of November 30, 2025.

On December 17, 2025, the Company and JPM renewed the Company’s Credit Agreement to extend the maturity date of the Credit Facility from January 5, 2026 to February 5, 2027. All other material terms of the Credit Facility and the Credit Agreement remain the same. The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the maturity date unless the Credit Facility is extended or renewed or terminated earlier.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.25% and 7.07% for the three months ended November 30, 2025 and 2024, respectively.

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

On each of April 22, 2025 and May 29, 2025, the Company’s wholly owned subsidiary in China, NTIC China, renewed its loan agreements with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.41 million). The term loans mature in April 2026 and May 2026, respectively, unless extended. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of August 31, 2025. The outstanding balance as of November 30, 2025 for both term loans is a total of USD $2,826,615. The outstanding balance as of August 31, 2025 for both term loans was a total of USD $2,804,695.

On August 30, 2025, the Company’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase, which was registered in November 2025. The outstanding balance as of November 30, 2025 was INR 452.6 lakhs (USD $506,461), of which INR 54.2 lakhs (USD $60,695) was classified as current and INR 398.4 lakhs (USD $445,766) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants as of November 30, 2025.

9.         STOCKHOLDERS’ EQUITY

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

During the three months ended November 30, 2025 and 2024, the Company repurchased no shares of its common stock.

During the three months ended November 30, 2025 and 2024, the Company issued 11,313 and no shares of common stock upon the settlement of restricted stock units, respectively.

The Company issued 5,198 and 3,527 shares of common stock on September 1, 2025 and 2024, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The ESPP is compensatory for financial reporting purposes. As of November 30, 2025, 42,673 shares of common stock remained available for sale under the ESPP.

10.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options and the settlement of restricted stock units using the treasury stock method, if dilutive.

The following is a reconciliation of the net income per share computation for the three months ended November 30, 2025 and 2024:

	Three Months Ended November 30,
Numerator:	2025	2024
Net income attributable to NTIC	$237,819	$561,091

Denominator:
Basic – weighted shares outstanding	9,480,688	9,470,507
Weighted shares assumed upon exercise of stock options and settlement of restricted stock units	12,006	283,702
Diluted – weighted shares outstanding	9,492,694	9,754,209
Basic net income per share:	$0.03	$0.06
Diluted net income per share:	$0.03	$0.06

The dilutive impact summarized above relates to the periods when the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. When dilutive, stock options and restricted stock units are included as equivalents using the treasury stock market method when computing the diluted net income per share. Excluded from the computation of diluted net income per share for the three months ended November 30, 2025 were options outstanding to purchase 2,085,086 shares of common stock. Excluded from the computation of diluted net income per share for the three months ended November 30, 2024 were options outstanding to purchase 751,153 shares of common stock.

11.         STOCK-BASED COMPENSATION

Stock Options

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2025	1,923,138	$11.86
Options granted	251,301	7.42
Options exercised	—	—
Options cancelled	—	—
Outstanding as of November 30, 2025	2,174,439	$11.34

The weighted average per share fair value of options granted during the three months ended November 30, 2025 and 2024 was $3.05 and $4.95, respectively. The weighted average remaining contractual life of the options outstanding as of November 30, 2025 and 2024 was 5.98 years and 6.27 years, respectively.

The Company recognized stock option compensation expense of $258,181 and $304,930 during the three months ended November 30, 2025 and 2024, respectively. As of November 30, 2025, there was $1,518,441 of unrecognized stock option compensation expense. The amount is expected to be recognized over a period of 2.75 years.

Restricted Stock Units

Restricted stock units (RSUs) were granted under the 2024 Plan to certain non-employee directors during the three months ended November 30, 2025 and vest in full on the one-year anniversary of the date of grant. A summary of RSU activity for the three months ended November 30, 2025 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2025	11,313	$13.14
RSUs granted	28,303	7.42
RSUs vested/settled	—	—
RSUs cancelled	—	—
Outstanding as of November 30, 2025	39,616	$9.05

RSUs are valued using the closing stock price on the grant date. The Company recognizes the grant date fair value of the RSUs over the vesting term, or one year. The Company recognized RSU stock-based compensation expense of $52,621 and $36,960 during the three months ended November 30, 2025 and 2024, respectively. As of November 30, 2025, there was $157,793 in unrecognized stock-based compensation expense relating to outstanding RSUs, which is expected to be recognized over a period of 0.75 years.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2025. There are no intersegment sales and no operating segments have been aggregated.

The following table presents the Company’s net sales by segment for the three months ended November 30, 2025 and 2024, respectively:

	Three Months Ended November 30,
	2025	2024
ZERUST® net sales	$17,316,196	$15,475,803
Natur-Tec® net sales	5,992,685	5,862,590
Total net sales	$23,308,881	$21,338,393

The following table sets forth the Company’s cost of goods sold by segment for the three months ended November 30, 2025 and 2024, respectively:

	November 30, 2025	November 30, 2024
Direct cost of goods sold
ZERUST®	$10,151,261	$8,678,706
Natur-Tec®	3,992,659	3,689,183
Indirect cost of goods sold	781,335	807,551
Total net cost of goods sold	$14,925,255	$13,175,440

The following table sets forth the Company’s gross profit by segment for the three months ended November 30, 2025 and 2024, respectively:

	Three Months Ended November 30,
	2025	2024
ZERUST® gross profit	$7,164,935	$6,797,097
Natur-Tec® gross profit	2,000,026	2,173,407
Total segment gross profit	9,164,961	8,970,504
Indirect cost of goods sold	(781,335)	(807,551)
Total gross profit	8,383,626	8,162,953
Total joint venture operations	2,291,373	2,413,712
Selling expenses	(4,371,502)	(4,267,654)
General and administrative expenses	(4,148,953)	(3,858,943)
Research and development expenses	(1,220,912)	(1,343,397)
Interest income	37,242	25,567
Interest expense	(199,966)	(120,220)
Income before income tax expense	$770,908	$1,012,018

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

Geographic Information

Net sales by geographic location for the three months ended November 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended November 30,
	2025	2024
Inside the U.S. to unaffiliated customers	$7,456,767	$13,088,319
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	421,695	767,456
Unaffiliated customers	15,430,419	7,482,618
	$23,308,881	$21,338,393

Net sales by geographic location are based on the location of the customer. No single customer accounted for more than 10% of consolidated revenue.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three months ended November 30, 2025 and 2024, respectively, were as follows:

	Three Months Ended November 30,
	2025	% of Total Fees for Services Provided to Joint Ventures	2024	% of Total Fees for Services Provided to Joint Ventures
Poland	$214,302	20.0%	$220,010	17.1%
Finland	137,007	12.8%	131,460	10.2%
Japan	133,650	12.5%	148,538	11.6%
Thailand	111,058	10.4%	94,165	7.3%
United Kingdom	108,522	10.1%	116,226	9.1%
Sweden	94,380	8.8%	66,928	5.2%
Czech Republic	80,581	7.5%	72,631	5.7%
Germany	74,081	6.9%	206,329	16.1%
South Korea	44,989	4.2%	67,701	5.3%
Other	70,687	6.6%	160,132	12.5%
	$1,069,257	100.0%	$1,284,119	100.0%

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

The geographical distribution of total property and equipment and net sales, which are based on the geographical location of the customer, is as follows:

	At November 30, 2025	At August 31, 2025
China	$5,355,509	$5,355,918
Other	1,939,926	1,296,988
United States	8,505,494	8,531,012
Total property and equipment, net	$15,800,929	$15,183,918

	Three Months Ended November 30,
	2025	2024
China	$4,934,938	$3,994,769
Brazil	2,126,170	1,385,194
India	5,464,811	6,045,735
Other	2,904,499	2,430,077
United States	7,878,463	7,482,618
Total net sales	$23,308,881	$21,338,393

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

13.         COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of November 30, 2025, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended November 30,
	2025	2024
Cash paid for interest	$199,966	$120,220

15.         INCOME TAXES

Income tax expense for the three months ended November 30, 2025 was $265,029 compared to $217,871 for the three months ended November 30, 2024. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of November 30, 2025 and August 31, 2025.

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

Internationally, NTIC sells its ZERUST® corrosion prevention solutions through its wholly owned subsidiary in China, NTIC (Shanghai) Co., Ltd. (NTIC China), its wholly owned subsidiary in India, HNTI Limited (Zerust India), its wholly owned subsidiary in the United Arab Emirates, Zerust Integrity Solutions Trading LLC (ZIS UAE), its majority-owned joint venture holding company for NTIC’s joint venture investments in the Association of Southeast Asian Nations (ASEAN) region, NTI Asean LLC (NTI Asean), its majority-owned subsidiary in Brazil, Zerust Provenção de Corrosão S.A. (Zerust Brazil), and certain majority-owned and wholly owned subsidiaries, and joint venture arrangements in North America, Europe, and Asia. NTIC also sells products directly to its European joint venture partners through its wholly owned subsidiary in Germany, NTIC Europe GmbH (NTI Europe).

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention technologies. Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure, and reduce the risk of environmental pollution due to leaks caused by corrosion. During the three months ended November 30, 2025, NTIC continued to make strategic investments in its ZERUST® oil and gas sales infrastructure specifically to support ZIS UAE.

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry in a continuously increasing number of countries either directly, through its subsidiaries, or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter. In November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to ramp during fiscal 2026 and run through calendar 2028 with an estimated total value of approximately R$70 million (US$13.1 million). This includes approximately R$40 million (US$7.5 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially and positively affect NTIC’s future quarterly sales and other operating results.

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, coatings, injection molding, thermoforming, profile extrusion and engineered plastics. These resin compounds are certified to be fully biodegradable in a commercial composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. We recently entered into a preferred supplier agreement with the nation’s leading specialized distributor for a foodservice and industrial packaging company, which we expect to translate into higher Natur-Tec® sales growth in fiscal 2026 compared to fiscal 2025.

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

Highlights of NTIC’s financial results for the three months ended November 30, 2025 include the following, with increases or decreases in each case as compared to the prior fiscal year quarterly period:

●

NTIC’s consolidated net sales increased 9.2% primarily due to increased sales and demand for ZERUST® and Natur-Tec® products. 74.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 11.9%. 25.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 2.2%.

●	Cost of goods sold as a percentage of net sales increased to 64.0% from 61.7% primarily due to slightly higher raw material prices and discounts on selling prices.

●

NTIC’s total income from joint venture operations decreased 5.1% to $2,291,373 in the three months ended November 30, 2025, compared to $2,413,712 during the three months ended November 30, 2024 primarily due to a slight increase in operating expenses at the joint ventures. Net sales at NTIC’s joint ventures, which are not consolidated with NTIC’s net sales, increased 2.9% to $24,531,431 in the three months ended November 30, 2025, compared to $23,837,010 during the three months ended November 30, 2024.

●

NTIC’s total operating expenses increased 2.9% to $9,741,367 during the three months ended November 30, 2025 compared to $9,469,994 for the three months ended November 30, 2024. This small increase was primarily due to strategic investments in ZERUST® oil and gas marketing and sales efforts, including personnel expenses and the corresponding benefits, as well as increased travel and professional fees.

●

NTIC earned net income attributable to NTIC of $237,819, or $0.03 per diluted common share, for the three months ended November 30, 2025 compared to $561,091, or $0.06 per diluted common share, for the three months ended November 30, 2024.

During the three months ended November 30, 2025, NTIC incurred additional costs related to tariffs and expects such costs to continue throughout fiscal 2026. Management has implemented, and expects to continue to implement, proactive measures to mitigate inflationary and supply chain pressures resulting from tariffs through a combination of supplier diversification, regional sourcing initiatives, cost-reduction programs, and manufacturing optimization. Management continues to monitor global trade developments and evaluate opportunities to further reduce its exposure to tariffs by localizing production and developing alternative sourcing options where practicable. With respect to NTIC China, a majority of its production and sales are for local consumption. Accordingly, management believes that NTIC China’s exposure to tariffs, including those imposed by the United States, is limited. However, given the complex and evolving nature of global trade policy, there can be no assurance that tariffs or other trade restrictions will not adversely affect NTIC’s net sales, gross margins, or operating results in future periods. Tariffs have had a particular impact on NTIC’s Natur-Tec® business, which relies on the global procurement of raw materials and finished goods. These factors may affect production economics, customer pricing, and competitive positioning, particularly in markets where NTIC competes with local producers not subject to comparable tariff exposure.

Results of Operations

The following table sets forth NTIC’s results of operations for the three months ended November 30, 2025 and 2024.

	Three Months Ended November 30,
	2025	% of Net Sales	2024	% of Net Sales	$ Change	% Change
Net sales	$23,308,881	N/A	$21,338,393	N/A	$1,970,488	9.2%
Cost of goods sold	14,925,255	64.0%	13,175,440	61.7%	1,749,815	13.3%
Equity in income from joint ventures	1,222,116	N/A	1,129,593	N/A	92,523	8.2%
Fees for services provided to joint ventures	1,069,257	N/A	1,284,119	N/A	(214,862)	(16.7)%
Selling expenses	4,371,502	18.8%	4,267,654	20.0%	103,848	2.4%
General and administrative expenses	4,148,953	17.8%	3,858,943	18.1%	290,010	7.5%
Research and development expenses	1,220,912	5.2%	1,343,397	6.3%	(122,485)	(9.1)%

Net Sales. NTIC’s consolidated net sales increased 9.2% to $23,308,881 during the three months ended November 30, 2025 compared to $21,338,393 during the three months ended November 30, 2024. This increase was primarily due to increased sales and demand for ZERUST® and Natur-Tec® products.

The following table sets forth NTIC’s net sales by product segment for the three months ended November 30, 2025 and 2024:

	Three Months Ended November 30,
	2025	2024	$ Change	% Change
Total ZERUST® sales	$17,316,196	$15,475,803	$1,840,393	11.9%
Total Natur-Tec® sales	5,992,685	5,862,590	130,095	2.2%
Total net sales	$23,308,881	$21,338,393	$1,970,488	9.2%

During the three months ended November 30, 2025, 74.3% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 11.9% to $17,316,196 during the three months ended November 30, 2025 compared to $15,475,803 during the three months ended November 30, 2024. This increase was primarily due to increased demand for ZERUST® oil and gas products and ZERUST® industrial products.

The following table sets forth NTIC’s net sales of ZERUST® products for the three months ended November 30, 2025 and 2024:

	Three Months Ended November 30,
	2025	2024	$ Change	% Change
ZERUST® industrial net sales	$14,922,518	$13,962,252	$960,266	6.9%
ZERUST® oil & gas net sales	2,393,678	1,513,551	880,127	58.1%
Total ZERUST® net sales	$17,316,196	$15,475,803	$1,840,393	11.9%

ZERUST® industrial net sales increased during the three months ended November 30, 2025, compared to the same prior fiscal year period, primarily due to increased demand for North American ZERUST® industrial products. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 58.1% during the three months ended November 30, 2025 compared to the same period last fiscal year primarily due to increased demand, primarily in Brazil. NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters. For example, in November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to ramp during fiscal 2026 and run through calendar 2028 with an estimated total value of approximately R$70 million (US$13.1 million). This includes approximately R$40 million (US$7.5 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially and positively affect NTIC’s future quarterly sales and other operating results.

During the three months ended November 30, 2025, 25.7% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 27.5% during the three months ended November 30, 2024. Sales of Natur-Tec® products increased 2.2% to $5,992,685 during the three months ended November 30, 2025 compared to $5,862,590 during the three months ended November 30, 2024 due to timing differences in sales specifically to customers in India. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold. Cost of goods sold increased 13.3% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 primarily due to the increase in sales and slightly higher raw material prices. Cost of goods sold as a percentage of net sales increased to 64.0% for the three months ended November 30, 2025 compared to 61.7% for the three months ended November 30, 2024 due primarily to the factors noted above.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 8.2% to $1,222,116 during the three months ended November 30, 2025 compared to $1,129,593 during the three months ended November 30, 2024 primarily due to a modification of the fees for services plans due to tax planning in the first quarter of fiscal 2026 for two joint ventures which resulted in a decrease in fees for services and an increase in equity in income for both entities. This was partially offset by a decrease in net income at NTIC’s joint venture in Germany, EXCOR. NTIC’s equity in income from joint ventures fluctuates based on net sales and profitability of the joint ventures during the respective periods. Additionally, of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $518,135 attributable to EXCOR during the three months ended November 30, 2025 compared to $623,750 attributable to EXCOR during the three months ended November 30, 2024. This decrease was due to a decrease in net sales by EXCOR during the three months ended November 30, 2025 compared to the three months ended November 30, 2024. NTIC had equity in income from all other joint ventures of $703,981 during the three months ended November 30, 2025, compared to $505,843 during the three months ended November 30, 2024.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,069,257 during the three months ended November 30, 2025 compared to $1,284,119 during the three months ended November 30, 2024, representing a decrease of 16.7% primarily due to a modification of the fees for services plans due to tax planning in the first quarter of fiscal 2026 for two joint ventures which resulted in a decrease in fees for services and an increase in equity in income for both entities. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures during the three months ended November 30, 2024, specifically EXCOR. Net sales at the joint ventures increased to $24,531,431 during the three months ended November 30, 2025 compared to $23,837,010 for the three months ended November 30, 2024, representing an increase of 2.9%. This increase was primarily due to increases in demand for products at most joint ventures, partially offset by continued decreased demand at NTIC’s joint venture in Germany. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $74,081 were attributable to EXCOR during the three months ended November 30, 2025 compared to $206,329 attributable to EXCOR during the three months ended November 30, 2024, only one month of fees for services was recorded prior to modifying the agreement for tax purposes.

Selling Expenses. NTIC’s selling expenses increased 2.4% for the three months ended November 30, 2025 compared to the same period in fiscal 2025 primarily due to increased personnel expense during the current fiscal year period compared to the same prior fiscal year period. Selling expenses as a percentage of net sales decreased to 18.8% for the three months ended November 30, 2025 compared to 20.0% during the three months ended November 30, 2024 primarily due to increased net sales, partially offset by increased selling expenses.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 7.5% for the three months ended November 30, 2025 compared to the same period in fiscal 2025 primarily due to increased professional services and travel and personnel expenses, which relate in part to increased information technology infrastructure, during the current fiscal year period compared to the same prior fiscal year period. As a percentage of net sales, general and administrative expenses decreased to 17.8% for the three months ended November 30, 2025 from 18.1% for the three months ended November 30, 2024 primarily due to increased net sales, partially offset by increased general and administrative expenses.

Research and Development Expenses. NTIC’s research and development expenses decreased 9.1% for the three months ended November 30, 2025 compared to the same period in fiscal 2025 primarily due to the transition of expenses from research and development to selling expenses.

Interest Income. NTIC’s interest income increased to $37,242 during the three months ended November 30, 2025 compared to $25,567 during the three months ended November 30, 2024 primarily due to changes in the invested cash balances and rate of return at various subsidiaries.

Interest Expense. NTIC’s interest expense increased to $199,966 during the three months ended November 30, 2025 compared to $120,220 during the three months ended November 30, 2024 primarily due to increased outstanding average borrowings during the current fiscal year period.

Income Before Income Tax Expense. NTIC had income before income tax expense of $770,908 for the three months ended November 30, 2025 compared to income before income tax expense of $1,012,018 for the three months ended November 30, 2024.

Income Tax Expense. Income tax expense was $265,029 during the three months ended November 30, 2025 compared to $217,871 during the three months ended November 30, 2024. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $28,322,052 and $27,667,432 as of November 30, 2025 and August 31, 2025, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net Income Attributable to NTIC. Net income attributable to NTIC decreased to $237,819, or $0.03 per diluted common share, for the three months ended November 30, 2025 compared to $561,091, or $0.06 per diluted common share, for the three months ended November 30, 2024. This decrease was primarily due to the increase in operating expenses and an increase in interest expense and decreases in joint venture operating income, partially offset by the increase in gross profit, in each case in the current fiscal year period compared to the prior fiscal year period.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three months ended November 30, 2025 compared to the same period in fiscal 2025.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $19,441,186 as of November 30, 2025, including $6,389,809 in cash and cash equivalents, $9,134,428 outstanding under NTIC’s line of credit and $2,887,310 of outstanding term loans, current, compared to $20,438,722 as of August 31, 2025, including $7,250,523 in cash and cash equivalents, $9,329,021 outstanding under NTIC’s line of credit, and $2,860,256 of outstanding term loans, current. Reducing debt through positive operating cash flow and improving working capital efficiencies is a strategic focus for fiscal 2026.

NTIC believes that a combination of its existing cash and cash equivalents, available for sale securities, forecasted cash flows from future operations, anticipated distributions of earnings, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, cash dividends, and any stock repurchases for at least the next 12 months. During the remainder of fiscal 2026, NTIC expects to continue to invest through its use of working capital in Zerust India, NTIC China, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time.

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

Borrowings of $9,134,428 were outstanding under the Credit Facility as of November 30, 2025. The Company was in compliance with all covenants under the Credit Agreement as of November 30, 2025.

On December 17, 2025, the Company and JPM renewed the Company’s Credit Agreement to extend the maturity date of the Credit Facility from January 5, 2026 to February 5, 2027. All other material terms of the Credit Facility and the Credit Agreement remain the same. The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the maturity date unless the Credit Facility is extended or renewed or terminated earlier.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.25% and 7.07% for the three months ended November 30, 2025 and 2024.

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

Other Credit Arrangements. On each of April 22, 2025 and May 29, 2025, NTIC’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.41 million). The term loans mature in April 2026 and May 2026, respectively, unless extended. It is anticipated that each term loan will be extended for an additional one-year period. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of November 30, 2025. The outstanding balance as of November 30, 2025 for both term loans is a total of USD $2,826,615.

On August 30, 2025, NTIC’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase is expected to be registered in late November 2025. The outstanding balance as of November 30, 2025 was INR 452.6 lakhs (USD $506,461), of which INR 54.2 lakhs (USD $60,695) was classified as current and INR 398.4 lakhs (USD $445,766) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants as of November 30, 2025.

Uses of Cash and Cash Flow. Net cash provided by operating activities during the three months ended November 30, 2025 was $341,908 which resulted principally from NTIC’s net income, an increase in accounts payable, dividends received from joint ventures, depreciation and amortization expense, and stock-based compensation, and was partially offset by equity in income from joint ventures, and decreases in accounts receivable, income taxes, inventory and prepaid expenses. Net cash provided by operating activities during the three months ended November 30, 2024 was $2,395,066, which resulted principally from decreases in trade receivables and technical fee receivables, NTIC’s net income, increases in accounts payable, depreciation and amortization expense, and stock-based compensation, and was partially offset by equity in income from joint ventures and increases in inventory and prepaid expenses.

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

NTIC experienced a decrease in trade receivables and an increase in inventory as of November 30, 2025 compared to August 31, 2025. Trade receivables as of November 30, 2025 decreased $241,153 compared to August 31, 2025, primarily related to timing differences of sales and collections.

Outstanding trade receivables increased by an average of 2 days to an average of 78 days from balances outstanding from these customers as of November 30, 2025 from an average of 76 days as of August 31, 2025.

Outstanding receivables for services provided to joint ventures as of November 30, 2025 decreased $44,067 compared to August 31, 2025, and the average days to pay increased an average of 15 days to an average of 88 days from an average of 73 days as of August 31, 2025.

Net cash used in investing activities for the three months ended November 30, 2025 was $821,624, which was primarily the result of the purchases of property and equipment. Net cash used in investing activities for the three months ended November 30, 2024 was $1,258,336, which was primarily the result of the purchases of property and equipment, and investments in patents.

Net cash used in financing activities for the three months ended November 30, 2025 was $383,751, which resulted from repayments under the line of credit, dividends paid to shareholders, and dividends received by non-controlling interests, partially offset by borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan. Net cash used in financing activities for the three months ended November 30, 2024 was $393,341, which resulted from dividends paid to shareholders, partially offset by borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of November 30, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during the three months ended November 30, 2025.

Cash Dividends. On October 15, 2025, the Company’s Board of Directors declared a cash dividend of $0.01 per share of the Company’s common stock, payable on November 12, 2025 to stockholders of record on October 29, 2025. On October 16, 2024, the Company’s Board of Directors declared a cash dividend of $0.07 per share of the Company’s common stock, payable on November 13, 2024 to stockholders of record on October 30, 2024. The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financial agreements, business conductions and other factors.

Capital Expenditures and Commitments. NTIC spent $821,624 on capital expenditures during the three months ended November 30, 2025, which related primarily to investments in land at a planned new facility for Natur Tec India in Chenai, India. NTIC expects to spend an aggregate of approximately $2,000,000 to $2,500,000 on capital expenditures during fiscal 2026, which it expects will relate primarily to construction of new buildings and warehouses in India and Brazil, as well as the purchase of new equipment and facility improvements in the United States.

Inflation and Seasonality

Inflation in the United States and abroad historically has had minimal effect on NTIC and did not adversely affect NTIC’s gross margins during the first quarter of fiscal 2026. NTIC believes there is some seasonality in its business. NTIC anticipates its net sales in the second fiscal quarter may be adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $9,134,428 were outstanding under the Credit Facility as of November 30, 2025.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of November 30, 2025 for both term loans is a total of USD $2,826,615.

The Foreign Currency Term Loan taken out with IDFC FIRST Bank Limited (the Bank) has an interest at a fixed rate of 6.45% per annum. The current outstanding balance as of November 30, 2025 was INR 452.6 lakhs (USD $506,461).

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

●

The effect of slowdowns within the automotive industry and decreased exports of automotive products resulting from tariffs between the U.S. and both Mexico and Canada on NTIC’s business and the evolution of the automotive industry towards electric vehicles;

●	The effect of worldwide disruption in supply chains on NTIC’s business, operating results and financial condition;

●	The effect of disruptions to distribution channels for NTIC’s products and disruptions to our customers, suppliers and subcontractors, as well as the global economy and financial markets;

●

The effects of the ongoing war between Russia and Ukraine and sanctions against Russia by U.S. and European governments on energy prices, which have adversely affected our joint venture sales, and on commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue through the end of fiscal 2026;

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

●

Fluctuations in the cost and availability of raw materials, including resins and other commodities, due to higher demand and freight costs, supply chain disruptions and the impact of government sanctions;

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

●

The enforcement or lack thereof of rules and regulations favorable to the market for biodegradable plastics and the Trump administration’s reversal of certain policies related to the market for biodegradable plastics;

●	NTIC’s reliance upon and its relationships with its distributors, independent sales representatives, and joint ventures;

●	NTIC’s reliance upon suppliers;

●

Oil prices, which may affect sales of NTIC’s ZERUST® products and services to the oil and gas industry, and which may be impacted by the ongoing war between Russia and Ukraine and the conflicts in the Middle East;

●

Zerust Brazil’s ability to perform and realize revenue and other benefits under its three-year offshore oil and gas production asset preservation contract with a global engineering, procurement, and construction company;

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

For more information regarding these and other uncertainties and factors that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements or otherwise could materially adversely affect its business, financial condition or operating results, see NTIC’s annual report on Form 10-K for the fiscal year ended August 31, 2025 under the heading “Part I. Item 1A. Risk Factors.”

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

The tariff environment is complex and evolving. NTIC’s business incurred in the three months ended November 30, 2025, and expects to continue to incur throughout fiscal 2026, additional costs as it relates to tariffs. NTIC has taken and will continue to take action to mitigate inflationary pressures caused by tariffs through a combination of targeted price increases, supplier diversification and other strategic sourcing adjustments, cost reductions, and manufacturing optimization. With respect to NTIC China, specifically, the majority of NTIC China’s production and sales are for local consumption; and therefore, NTIC believes NTIC China’s exposure to tariffs, included those imposed by the United States is limited.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

With respect to interest rate risk, borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.25% for the three months ended November 30, 2025. Borrowings of $9,134,428 were outstanding under the Credit Facility as of November 30, 2025. The two term loans undertaken by NTIC China with China Construction Bank Corporation have annual interest rates of 2.75% and 2.96%, respectively, with interest due monthly. The outstanding balance as of November 30, 2025 for both term loans is a total of USD $2,826,615. In addition, the foreign currency term loan entered into by Natur-Tec India with IDFC FIRST Bank Limited bears interest at a fixed rate of 6.45% per annum. The outstanding balance as of November 30, 2025 for this term loan is USD $506,461.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended November 30, 2025 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 13 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.   RISK FACTORS

This Item 1A. is inapplicable to NTIC as a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended November 30, 2025, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s first quarter of fiscal 2025 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 1, 2025 through September 30, 2025	0	$0	0	(1)
October 1, 2025 through October 31, 2025	0	$0	0	(1)
November 1, 2025 through November 30, 2025	0	$0	0	(1)
Total	0	$0	0	(1)(2)

_______________________________

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of November 30, 2025, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended November 30, 2025, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: January 8, 2026	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)