Form 10-Q
period 2026-02-28
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2026-04-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

As of April 9, 2026, there were 9,492,001 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

February 28, 2026

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 28, 2026 (UNAUDITED)

AND AUGUST 31, 2025 (AUDITED)

	February 28, 2026	August 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,469,750	$7,250,523
Receivables:
Trade, less allowance for credit losses of $290,493 as of February 28, 2026 and $235,000 as of August 31, 2025	18,033,990	18,443,230
Fees for services provided to joint ventures	897,177	1,077,552
Income taxes	704,897	340,002
Inventories, net	16,506,777	15,525,230
Prepaid expenses	2,607,340	1,706,279
Total current assets	$45,219,931	$44,342,816
PROPERTY AND EQUIPMENT, NET	15,918,752	15,183,918

OTHER ASSETS:
Investments in joint ventures	29,748,064	28,611,777
Deferred income tax, net	430,745	503,575
Intangible assets, net	8,399,365	8,827,768
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	398,688	493,050
Total other assets	43,759,238	43,218,546
Total assets	$104,897,921	$102,745,280

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$11,282,291	$9,329,021
Term loan, current portion	2,976,455	2,860,256
Accounts payable	8,269,041	8,044,196
Income taxes payable	193,164	414,304
Accrued liabilities:
Payroll and related benefits	1,568,219	1,844,817
Other	551,066	1,066,761
Current portion of operating leases	177,939	344,739
Total current liabilities	$25,018,175	$23,904,094
LONG-TERM LIABILITIES:
Deferred income tax, net	1,513,166	1,513,166
Term loans, noncurrent portion	421,839	466,984
Operating leases, less current portion	220,749	148,311
Total long-term liabilities	$2,155,754	$2,128,461

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 9,492,001 and 9,475,490 as of February 28, 2026 and August 31, 2025, respectively	189,840	189,510
Additional paid-in capital	25,706,091	25,056,976
Retained earnings	52,286,237	52,273,469
Accumulated other comprehensive loss	(4,896,833)	(5,371,201)
Stockholders’ equity	73,285,335	72,148,754
Non-controlling interests	4,438,657	4,563,971
Total equity	77,723,992	76,712,725
Total liabilities and equity	$104,897,921	$102,745,280

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
NET SALES:
Net sales	$21,996,785	$19,072,066	$45,305,666	$40,410,459
Cost of goods sold	14,138,899	12,276,482	29,064,154	25,451,922
Gross profit	7,857,886	6,795,584	16,241,512	14,958,537

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,100,670	620,730	2,322,786	1,750,323
Fees for services provided to joint ventures	925,899	1,070,263	1,995,156	2,354,382
Total income from joint venture operations	2,026,569	1,690,993	4,317,942	4,104,705

OPERATING EXPENSES:
Selling expenses	4,713,772	4,210,242	9,085,274	8,477,896
General and administrative expenses	3,612,707	3,320,369	7,761,660	7,179,312
Research and development expenses	1,175,202	1,288,899	2,396,114	2,632,296
Total operating expenses	9,501,681	8,819,510	19,243,048	18,289,504

OPERATING INCOME (LOSS)	382,774	(332,933)	1,316,406	773,738

INTEREST INCOME	65,568	210,156	102,810	235,723
INTEREST EXPENSE	(196,651)	(139,155)	(396,617)	(259,375)
OTHER INCOME	—	1,139,756	—	1,139,756
INCOME BEFORE INCOME TAX EXPENSE	251,691	877,824	1,022,599	1,889,842

INCOME TAX EXPENSE	75,490	275,197	340,519	493,068
NET INCOME	176,201	602,627	682,080	1,396,774

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	211,524	168,308	479,584	401,364
NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(35,323)	$434,319	$202,496	$995,410

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.00)	$0.05	$0.02	$0.11
Diluted	$(0.00)	$0.04	$0.02	$0.10

WEIGHTED AVERAGE COMMON SHARES ASSUMED OUTSTANDING:
Basic	9,489,332	9,470,507	9,488,520	9,474,034
Diluted	9,489,332	9,753,437	9,509,125	9,757,350

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.07	$0.02	$0.14

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
NET INCOME	$176,201	$602,627	$682,080	$1,396,774
OTHER COMPREHENSIVE INCOME (LOSS) – FOREIGN CURRENCY TRANSLATION ADJUSTMENT (NET OF TAX)	761,936	(635,506)	454,823	(2,019,349)

COMPREHENSIVE INCOME (LOSS)	938,137	(32,879)	1,136,903	(622,575)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (NET OF TAX)	226,392	106,309	460,039	218,696
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NTIC	$711,745	$(139,188)	$676,864	$(841,271)

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT NOVEMBER 30, 2024	9,470,507	$189,410	$23,999,854	$53,669,366	$(7,645,298)	$4,093,717	$74,307,049
Stock-based compensation expense	—	—	334,444	—	—	—	334,444
Dividends paid to stockholders ($0.07 per share)	—	—	—	(662,936)	—	—	(662,936)
Dividend to non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	434,319	—	168,308	602,627
Other comprehensive loss	—	—	—	—	(573,507)	(61,999)	(635,506)
BALANCE AT FEBRUARY 28, 2025	9,470,507	$189,410	$24,334,298	$53,440,749	$(8,218,805)	$4,100,026	$73,845,678

BALANCE AT NOVEMBER 30, 2025	9,480,688	$189,614	$25,402,605	$52,416,480	$(5,643,901)	$4,312,265	$76,677,063
Vesting and settlement of restricted stock unit awards	11,313	226	(226)	—	—	—	—
Stock-based compensation expense	—	—	303,712	—	—	—	303,712
Dividends paid to stockholders ($0.01 per share)	—	—	—	(94,920)	—	—	(94,920)
Dividend to non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net (loss) income	—	—	—	(35,323)	—	211,524	176,201
Other comprehensive income	—	—	—	—	747,068	14,868	761,936
BALANCE AT FEBRUARY 28, 2026	9,492,001	$189,840	$25,706,091	$52,286,237	$(4,896,833)	$4,438,657	$77,723,992

	STOCKHOLDERS’ EQUITY – SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2024	9,466,980	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321
Stock issued for employee stock purchase plan	3,527	70	42,401	—	—	—	42,471
Stock-based compensation expense	—	—	676,334	—	—	—	676,334
Dividends paid to stockholders ($0.14 per share)	—	—	—	(1,325,872)	—	—	(1,325,872)
Dividend to non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net income	—	—	—	995,410	—	401,364	1,396,774
Other comprehensive income	—	—	—	—	(1,836,681)	(182,668)	(2,019,349)
BALANCE AT FEBRUARY 28, 2025	9,470,507	$189,410	$24,334,298	$53,440,749	$(8,218,805)	$4,100,026	$73,845,678

BALANCE AT AUGUST 31, 2025	9,475,490	$189,510	$25,056,976	$52,273,469	$(5,371,201)	$4,563,971	$76,712,725
Stock issued for employee stock purchase plan	5,198	104	34,827	—	—	—	34,931
Vesting and settlement of restricted stock unit awards	11,313	226	(226)	—	—	—	—
Stock-based compensation expense	—	—	614,514	—	—	—	614,514
Dividends paid to stockholders ($0.02 per share)	—	—	—	(189,728)	—	—	(189,728)
Dividend to non-controlling interest	—	—	—	—	—	(585,353)	(585,353)
Net income	—	—	—	202,496	—	479,584	682,080
Other comprehensive income (loss)	—	—	—	—	474,368	(19,545)	454,823
BALANCE AT FEBRUARY 28, 2026	9,492,001	$189,840	$25,706,091	$52,286,237	$(4,896,833)	$4,438,657	$77,723,992

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025

	Six Months Ended February 28,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$682,080	$1,396,774
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	614,514	676,334
Depreciation expense	498,808	518,385
Amortization expense	465,772	306,094
Loss on disposal of assets	—	23,602
Change in allowance for credit losses	51,518	—
Equity in income from joint ventures	(2,322,786)	(1,750,323)
Dividends received from joint ventures	1,402,525	680,737
Deferred income taxes	95,197	55,458
Changes in current assets and liabilities:
Receivables:
Trade	(80,655)	3,388,789
Fees for services provided to joint ventures	180,376	277,795
Income taxes	(373,221)	(574,666)
Inventories, net	(930,544)	(846,593)
Prepaid expenses and other	(900,046)	(864,893)
Accounts payable	228,744	940,604
Income taxes payable	(420,163)	(48,203)
Accrued liabilities	(573,899)	(981,153)
Net cash (used in) provided by operating activities	(1,381,780)	3,198,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	20,000
Purchases of property and equipment	(1,006,298)	(709,064)
Investments in patents and capitalized software costs	(37,369)	(1,891,693)
Net cash used in investing activities	(1,043,667)	(2,580,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	14,449,157	16,900,943
Repayments of line of credit	(12,495,887)	(15,837,887)
Payments on term loans	(23,952)	—
Dividends paid on NTIC common stock	(189,728)	(1,325,872)
Dividends to non-controlling interest	(220,000)	(100,000)
Proceeds from employee stock purchase plan	34,931	42,471
Net cash provided by (used in) financing activities	1,554,521	(320,345)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	90,153	(159,193)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(780,773)	138,446
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,250,523	4,952,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,469,750	$5,090,630

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of February 28, 2026 and August 31, 2025 and the results of the Company’s operations for the three and six months ended February 28, 2026 and 2025, the changes in stockholders’ equity for the three and six months ended February 28, 2026 and 2025, and the Company’s cash flows for the six months ended February 28, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and six months ended February 28, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2026.

The Company identified immaterial prior period classification errors related to the presentation of borrowings and repayments under its revolving line of credit in its consolidated statements of cash flows and classification of selling expenses and general and administrative expenses in its consolidated statements of operations. For the six months ended February 28, 2025, the Company had previously presented net proceeds of $1,063,056 as a single line item in the consolidated statements of cash flows. In accordance with Accounting Standards Codification 230, Statement of Cash Flows, the Company has updated the prior period presentation to separately report gross borrowings of $16,900,943 and gross repayments of $15,837,887 under its line of credit. For the three and six months ended February 28, 2025, $338,214 was reclassified from general and administrative expenses to selling expenses. These changes had no impact on the Company’s total cash flows, financial position, or results of operations for the three and six months ended February 28, 2025.

The Company has evaluated events occurring after the date of these consolidated financial statements through the date April 9, 2026 for events requiring disclosure in these consolidated financial statements.

2.         NEW SIGNIFICANT ACCOUNTING POLICIES

For the three and six months ended February 28, 2026, there have been no new significant accounting policies from those disclosed in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2025.

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

4.         INVENTORIES

Inventories consisted of the following:

	February 28, 2026	August 31, 2025
Production materials	$4,737,805	$5,059,298
Finished goods	11,768,972	10,465,932
Total inventories	$16,506,777	$15,525,230

5.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	February 28, 2026	August 31, 2025
Land	$1,860,312	$1,260,312
Buildings and improvements	14,732,664	14,650,361
Assets in process	503,282	817,946
Machinery and equipment	9,776,701	9,154,728
	26,872,959	25,883,347
Less accumulated depreciation	(10,954,207)	(10,699,429)
Property and equipment, net	$15,918,752	$15,183,918

Depreciation expense was $250,618 and $498,808 for the three and six months ended February 28, 2026, respectively, compared to $251,230 and $518,385 for the three and six months ended February 28, 2025, respectively.

6.         INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of February 28, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,583,911	$(3,024,039)	$559,872
Capitalized software	4,089,695	(693,102)	3,396,593
Customer relationships	6,347,000	(1,904,100)	4,442,900
Total intangible assets, net	$14,020,606	$(5,621,241)	$8,399,365

	As of August 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,546,542	$(2,969,571)	$576,971
Capitalized software	4,089,695	(493,365)	3,596,330
Customer relationships	6,347,000	(1,692,533)	4,654,467
Total intangible assets, net	$13,983,237	$(5,155,469)	$8,827,768

Amortization expense related to intangible assets was $232,930 and $465,772 for the three and six months ended February 28, 2026, respectively, compared to $158,374 and $306,094 for the three and six months ended February 28, 2025, respectively.

As of February 28, 2026, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2026	$404,796
Fiscal 2027	836,774
Fiscal 2028	836,774
Fiscal 2029	836,774
Fiscal 2030	836,774
Thereafter	4,647,473
Total	$8,399,365

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), France, ACOBAL SAS (Acobal), Finland, Zerust OY, and all the Company’s other joint ventures are summarized as follows:

	As of February 28, 2026
	Total	EXCOR	Acobal	Zerust OY	Other
Current assets	$62,503,865	$31,809,238	$6,684,550	$2,884,239	$21,125,837
Total assets	72,326,199	38,912,946	7,596,463	3,151,560	22,665,230
Current liabilities	12,003,432	2,052,186	2,575,991	905,909	6,469,345
Non-current liabilities	336,458	—	—	—	336,458
Joint ventures’ equity	59,986,309	36,860,760	5,020,471	2,245,650	15,859,427
NTIC’s share of joint ventures’ equity	29,748,064	18,430,382	2,510,234	1,122,814	7,684,634
NTIC’s share of joint ventures’ undistributed earnings	28,803,395	17,610,532	2,900,410	1,405,155	6,887,298

	Three Months Ended February 28, 2026
	Total	EXCOR	Acobal	Zerust OY	Other
Net sales	$23,483,578	$8,336,442	$3,255,573	$1,330,157	$10,561,406
Gross profit	10,401,649	4,565,626	1,311,235	807,480	3,717,307
Net income	2,216,229	910,462	621,935	228,395	455,437
NTIC’s share of equity in income from joint ventures	1,100,670	452,219	309,283	113,370	225,796
NTIC’s dividends received from joint ventures	1,184,193	—	747,477	436,716	—

	Six Months Ended February 28, 2026
	Total	EXCOR	Acobal	Zerust OY	Other
Net sales	$48,015,009	$17,102,159	$6,857,925	$2,730,272	$21,324,653
Gross profit	21,084,388	9,138,346	2,711,994	1,666,838	7,567,210
Net income	4,660,463	1,946,732	1,230,612	507,537	975,582
NTIC’s share of equity in income from joint ventures	2,322,786	970,355	613,621	252,941	485,869
NTIC’s dividends received from joint ventures	1,402,525	—	747,477	436,716	218,332

	As of August 31, 2025
	Total	EXCOR	Acobal	Zerust OY	Other
Current assets	$60,062,085	$29,870,525	$6,971,262	$3,029,614	$20,190,684
Total assets	69,815,251	36,941,008	7,900,298	3,313,909	21,660,036
Current liabilities	11,743,525	2,391,029	2,660,430	719,172	5,972,894
Noncurrent liabilities	336,557	—	—	—	336,557
Joint ventures’ equity	57,735,169	34,549,979	5,239,868	2,594,737	15,350,585
NTIC’s share of joint ventures’ equity	28,611,777	17,274,991	2,619,932	1,297,358	7,419,496
NTIC’s share of joint ventures’ undistributed earnings	27,667,432	17,244,086	2,619,932	1,277,358	6,526,056

	Three Months Ended February 28, 2025
	Total	EXCOR	All Other
Net sales	$19,799,875	$6,904,045	$12,895,830
Gross profit	8,241,116	3,598,163	4,642,953
Net income	1,219,970	520,787	699,183
NTIC’s share of equity in income from joint ventures	620,730	268,251	352,479
NTIC’s dividends received from joint ventures	680,737	—	680,737

	Six Months Ended February 28, 2025
	Total	EXCOR	All Other
Net sales	$43,636,885	$15,642,859	$27,994,026
Gross profit	18,556,399	8,355,849	10,200,550
Net income	3,479,157	1,768,287	1,710,870
NTIC’s share of equity in income from joint ventures	1,750,323	892,001	858,322
NTIC’s dividends received from joint ventures	680,737	–	680,737

8.         CORPORATE DEBT

The Company is party to a Credit Agreement (as amended, the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides the Company with a senior secured revolving line of credit (the Credit Facility) of up to $12.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $11,282,291 and $9,329,021 were outstanding under the Credit Facility as of February 28, 2026 and August 31, 2025, respectively. The Company was in compliance with all debt covenants as of February 28, 2026.

On December 17, 2025, the Company and JPM renewed the Company’s Credit Agreement to extend the maturity date of the Credit Facility from January 5, 2026 to February 5, 2027. On January 30, 2026, the Company and JPM entered into an amendment to the Credit Agreement, which increased the availability under the Credit Facility from $10.0 million to $12.0 million.

The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the maturity date, unless the Credit Facility is extended or renewed or terminated earlier.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.04% and 6.76% for the six months ended February 28, 2026 and 2025, respectively.

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

On each of April 22, 2025 and May 29, 2025, the Company’s wholly owned subsidiary in China, NTIC China, renewed its loan agreements with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.41 million). The term loans mature in April 2026 and May 2026, respectively, and the Company expects to amend or extend each loan at maturity on substantially the same terms, although there can be no assurance that it will be able to do so. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly and principal due at maturity, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly and principal due at maturity. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. The Company was in compliance with the covenants as of February 28, 2026. The outstanding balance as of February 28, 2026 for both term loans is a total of USD $2,915,919. The outstanding balance as of August 31, 2025 for both term loans was a total of USD $2,804,695.

On August 30, 2025, the Company’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase, which was registered in November 2025. The outstanding balance as of February 28, 2026 was INR 439.4 lakhs (USD $482,375), of which INR 55.1 lakhs (USD $60,536) was classified as current and INR 384.2 lakhs (USD $421,839) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants as of February 28, 2026.

9.         STOCKHOLDERS’ EQUITY

During the six months ended February 28, 2026, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 15, 2025	$0.01	October 29, 2025	November 12, 2025
January 14, 2026	$0.01	January 28, 2026	February 11, 2026

During the six months ended February 28, 2025, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025

During the six months ended February 28, 2026 and 2025, the Company repurchased no shares of its common stock.

During the six months ended February 28, 2026 and 2025, the Company issued 11,313 and no shares of common stock upon the settlement of restricted stock units, respectively.

The Company issued 5,198 and 3,527 shares of common stock on September 1, 2025 and 2024, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (the ESPP). The ESPP is compensatory for financial reporting purposes. As of February 28, 2026, 42,673 shares of common stock remained available for sale under the ESPP.

10.         NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share assumes the exercise of stock options and the settlement of restricted stock units using the treasury stock method, if dilutive. For periods in which the Company reports a net loss, potential common shares are excluded from the computation of diluted net income per share because their effect would be anti-dilutive.

The following is a reconciliation of the net income per share computation for the three and six months ended February 28, 2026 and February 28, 2025:

	Three Months Ended February 28,		Six Months Ended February 28,
Numerator:	2026	2025	2026	2025
Net income attributable to NTIC	$(35,323)	$434,319	$202,496	$995,410
Denominator:
Basic – weighted shares outstanding	9,489,332	9,470,507	9,488,520	9,474,034
Weighted shares assumed upon exercise of stock options and settlement of restricted stock units	—	282,930	20,605	283,316
Diluted – weighted shares outstanding	9,489,332	9,753,437	9,509,125	9,757,350
Basic net income per share:	$(0.00)	$0.05	$0.02	$0.11
Diluted net income per share:	$(0.00)	$0.04	$0.02	$0.10

The dilutive impact summarized above relates to periods in which the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted. Net income per common share is based on the weighted average number of common shares outstanding during the applicable period. When dilutive, stock options and restricted stock units are included as equivalents using the treasury stock method in computing diluted net income per common share. For the three months ended February 28, 2026, potential common shares were excluded from the computation of diluted net income per common share because the Company reported a net loss for the period and the effect of these shares would have been anti-dilutive. Excluded from the computation of diluted net income per common share for the three and six months ended February 28, 2026 were options outstanding to purchase 477,175 shares of common stock. Excluded from the computation of diluted net income per common share for the three and six months ended February 28, 2025 were options outstanding to purchase 756,661 shares of common stock.

11.         STOCK-BASED COMPENSATION

Stock Options

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2025	1,923,138	$11.86
Options granted	251,301	$7.42
Options exercised	—	—
Options cancelled	—	—
Outstanding as of February 28, 2026	2,174,439	$11.34

The weighted average per share fair value of options granted during the six months ended February 28, 2026 and 2025 was $3.05 and $4.95, respectively. The weighted average remaining contractual life of the options outstanding as of February 28, 2026 and 2025 was 5.74 years and 6.03 years, respectively.

The Company recognized stock option compensation expense of $510,251 and $602,821 during the six months ended February 28, 2026 and 2025, respectively. As of February 28, 2026, there was $1,266,370 of unrecognized stock option compensation expense. The amount is expected to be recognized over a period of 2.5 years.

Restricted Stock Units

Restricted stock units (RSUs) were granted on September 1, 2025 under the 2024 Plan to certain non-employee directors and vest in full on the one-year anniversary of the date of grant. A summary of RSU activity for the six months ended February 28, 2026 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2025	11,313	$13.14
RSUs granted	28,303	7.42
RSUs vested/settled	11,313	13.14
RSUs cancelled	—	—
Outstanding as of February 28, 2026	28,303	$7.42

RSUs are valued using the closing stock price on the grant date. The Company recognizes the grant date fair value of the RSUs over the vesting term, or one year. The Company recognized RSU stock-based compensation expense of $104,263 and $73,513 during the six months ended February 28, 2026 and 2025, respectively. As of February 28, 2026, there was $106,151 in unrecognized stock-based compensation expense relating to outstanding RSUs, which is expected to be recognized over a period of 0.50 years.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s annual report on Form 10-K for the fiscal year ended August 31, 2025. There are no intersegment sales, and no operating segments have been aggregated.

The following table presents the Company’s net sales by segment for the three and six months ended February 28, 2026 and 2025, respectively:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
ZERUST® net sales	$16,633,456	$14,112,017	$33,949,652	$29,587,820
Natur-Tec® net sales	5,363,329	4,960,049	11,356,014	10,822,639
Total net sales	$21,996,785	$19,072,066	$45,305,666	$40,410,459

The following table sets forth the Company’s cost of goods sold by segment for the three and six months ended February 28, 2026 and 2025, respectively:

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	% of Product Sales	2025	% of Product Sales	2026	% of Product Sales	2025	% of Product Sales
Direct cost of goods sold
ZERUST®	$9,644,157	58.0%	$8,096,177	57.4%	$19,795,418	58.3%	$16,774,883	56.7%
Natur-Tec®	3,748,739	69.9%	3,237,854	65.3%	7,741,398	68.2%	6,927,037	64.0%
Indirect cost of goods sold	746,003	—	942,451	—	1,527,338	—	1,750,002	—
Total net cost of goods sold	$14,138,899		$12,276,482		$29,064,154		$25,451,922

The following table sets forth the Company’s gross profit by segment for the three and six months ended February 28, 2026 and 2025, respectively:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
ZERUST® gross profit	$6,989,299	$6,015,840	$14,154,234	$12,812,937
Natur-Tec® gross profit	1,614,590	1,722,195	3,614,616	3,895,602
Total segment gross profit	8,603,889	7,738,035	17,768,850	16,708,539
Indirect cost of goods sold	(746,003)	(942,451)	(1,527,338)	(1,750,002)
Total gross profit	$7,857,886	$6,795,584	$16,241,512	$14,958,537
Total joint venture operations	2,026,569	1,690,993	4,317,942	4,104,705
Selling expenses	(4,713,772)	(4,210,242)	(9,085,274)	(8,477,896)
General and administrative expenses	(3,612,707)	(3,320,369)	(7,761,660)	(7,179,312)
Research and development expenses	(1,175,202)	(1,288,899)	(2,396,114)	(2,632,296)
Interest income	65,568	210,156	102,810	235,723
Interest expense	(196,651)	(139,155)	(396,617)	(259,375)
Other income	—	1,139,756	—	1,139,756
Income before income tax expense	$251,691	$877,824	$1,022,599	$1,889,842

The Company utilizes product net sales, direct and indirect cost of goods sold, and gross profit for each product in reviewing the financial performance of a product type. Further allocation of Company expenses or assets, aside from amounts presented in the tables above, is not utilized in evaluating product performance, nor does such allocation occur for internal financial reporting. The CODM uses gross profit and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment gross profit for evaluating pricing strategy to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees. The CODM has ultimate responsibility for enterprise decisions and making resource allocation decisions for the Company and the segments. Asset information, including capital expenditures, are reviewed by the CODM at the consolidated entity level and not by segment. Refer to total assets on the consolidated balance sheets.

Geographic Information

Net sales by geographic location for the three and six months ended February 28, 2026 and 2025 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Inside the U.S. to unaffiliated customers	$6,967,402	$6,668,183	$14,424,169	$14,150,801
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	599,610	545,484	1,021,305	1,172,245
Unaffiliated customers	14,429,773	11,858,399	29,860,192	25,087,413
	$21,996,785	$19,072,066	$45,305,666	$40,410,459

Net sales by geographic location are based on the location of the customer. No single customer accounted for more than 10% of consolidated revenue.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and six months ended February 28, 2026 and 2025, respectively, were as follows:

	Three Months Ended February 28,
	2026	% of Total Fees for Services Provided to Joint Ventures	2025	% of Total Fees for Services Provided to Joint Ventures
Poland	$208,588	22.5%	$185,499	17.3%
Japan	135,508	14.6%	122,548	11.5%
Thailand	118,522	12.8%	86,721	8.1%
Finland	113,740	12.3%	69,923	6.5%
United Kingdom	88,380	9.5%	68,804	6.4%
Sweden	86,368	9.3%	96,133	9.0%
Czech Republic	73,309	7.9%	61,340	5.7%
Germany	—	0.0%	201,728	18.8%
South Korea	26,550	2.9%	27,320	2.6%
Other	74,934	8.2%	150,247	14.1%
	$925,899	100.0%	$1,070,263	100.0%

	Six Months Ended February 28,
	2026	% of Total Fees for Services Provided to Joint Ventures	2025	% of Total Fees for Services Provided to Joint Ventures
Poland	$422,890	21.2%	$405,510	17.2%
Japan	269,158	13.5%	271,086	11.5%
Finland	250,747	12.6%	201,382	8.6%
Thailand	229,580	11.5%	180,886	7.7%
United Kingdom	196,903	9.9%	185,029	7.9%
Sweden	180,748	9.1%	163,061	6.9%
Czech Republic	153,889	7.7%	133,972	5.7%
Germany	74,081	3.7%	408,056	17.3%
South Korea	71,539	3.6%	95,021	4.0%
Other	145,621	7.2%	310,379	13.2%
	$1,995,156	100.0%	$2,354,382	100.0%

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

The geographical distribution of total property and equipment and net sales, which are based on the geographical location of the customer, is as follows:

	At February 28, 2026	At August 31, 2025
China	$5,453,544	$5,355,918
Other	1,975,508	1,296,988
United States	8,489,700	8,531,012
Total property and equipment, net	$15,918,752	$15,183,918

	Three Months Ended February 28,
	2026	2025
China	$4,425,027	$3,735,100
Brazil	1,770,584	1,515,680
India	5,393,334	4,870,068
Other	3,440,437	2,283,035
United States	6,967,403	6,668,183
Total net sales	$21,996,785	$19,072,066

	Six Months Ended February 28,
	2026	2025
China	$9,359,965	$7,729,869
Brazil	3,896,754	2,900,874
India	10,858,145	10,915,803
Other	6,766,633	4,713,112
United States	14,424,169	14,150,801
Total net sales	$45,305,666	$40,410,459

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

13.         COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to various other claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of February 28, 2026, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.         SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Cash paid for interest	$196,651	$139,155	$396,617	$259,375
Cash paid for taxes	281,490	368,197	691,519	816,068

15.         INCOME TAXES

Income tax expense for the three and six months ended February 28, 2026 was $75,490 and $340,519, respectively, compared to $275,197 and $493,068, respectively, for the three and six months ended February 28, 2025. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of February 28, 2026 and August 31, 2025.

16.         OTHER INCOME – EMPLOYEE RETENTION CREDIT

During the three and six months ended February 28, 2025, the Company received $1,139,756 in cash as a result of Employee Retention Credits (ERC), which are refundable tax credits against certain employment taxes initially made available under the Coronavirus Aid, Relief, and Economic Security Act. The ERC was received in cash and was claimed under the suspension test criteria based on the Company’s determination that it met the eligibility requirements. In accordance with the Company’s accounting policy, the ERC payments have been recognized as Other Income in the period in which the cash was received, as the Company determined that all relevant criteria for recognition had been met. The ERC represents a one-time benefit and does not constitute recurring operational revenue.

Additionally, the Company earned $181,529 in interest income related to the ERC payments, which was recorded as Interest Income during the three and six months ended February 28, 2025. The ERC payments of $1,139,756 are recorded as Other Income in the condensed consolidated statements of operations, while the interest income of $181,529 is recorded separately under Interest Income in the condensed consolidated statements of operations for the three and six months ended February 28, 2025.

No ERC income or related interest income was recognized during the three and six months ended February 28, 2026.

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

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention technologies. Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure, and reduce the risk of environmental pollution due to leaks caused by corrosion. During the six months ended February 28, 2026, NTIC continued to make strategic investments in its ZERUST® oil and gas sales infrastructure specifically to support ZIS UAE.

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

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, coatings, injection molding, thermoforming, profile extrusion and engineered plastics. These resin compounds are certified to be fully biodegradable in a commercial composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. In first quarter of fiscal 2026, we entered into a preferred supplier agreement with the nation’s leading specialized distributor for a foodservice and industrial packaging company, which we expect to translate into higher Natur-Tec® sales growth in fiscal 2026 compared to fiscal 2025.

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

Highlights of NTIC’s financial results for the three and six months ended February 28, 2026 include the following, with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales increased 15.3% and 12.1% during the three and six months ended February 28, 2026, respectively, compared to the three and six months ended February 28, 2025 primarily due to increased sales and demand for ZERUST® and Natur-Tec® products. During the six months ended February 28, 2026, 74.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 14.7%. 25.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 4.9%.

●

Cost of goods sold as a percentage of net sales decreased slightly to 64.3% during the three months ended February 28, 2026, compared to 64.4% during the three months ended February 28, 2025, and increased to 64.2% during the six months ended February 28, 2026, compared to 63.0% during the prior fiscal year period. The increase for the six-month comparison was primarily due to slightly higher raw material prices and discounts on selling prices.

●

NTIC’s total income from joint venture operations increased 19.8% and 5.2% to $2,026,569 and $4,317,942 during the three and six months ended February 28, 2026, respectively, compared to $1,690,993 and $4,104,705 during the three and six months ended February 28, 2025, respectively, primarily due to an increase in sales at NTIC’s joint ventures. Net sales at NTIC’s joint ventures, which are not consolidated with NTIC’s net sales, increased 18.6% and 10.0% to $23,483,578 and $48,015,009 during the three and six months ended February 28, 2026, respectively, compared to $19,799,875 and $43,636,885 during the three and six months ended February 28, 2025, respectively.

●

NTIC’s total operating expenses increased 7.7% and 5.2% to $9,501,681 and $19,243,048 during the three and six months ended February 28, 2026, respectively, compared to $8,819,510 and $18,289,504 for the three and six months ended February 28, 2025, respectively. These increases were primarily due to strategic investments in ZERUST® oil and gas marketing and sales efforts, including personnel expenses and the corresponding benefits, as well as increased travel and professional fees.

●

NTIC’s net loss attributable to NTIC was $35,323, or $0.00 per diluted common share, for the three months ended February 28, 2026, compared to net income attributable to NTIC of $434,319, or $0.04 per diluted common share, for the three months ended February 28, 2025. NTIC earned net income attributable to NTIC of $202,496 or $0.02 per diluted common share, for the six months ended February 28, 2026, compared to $995,410 or $0.10 per diluted common share, for the six months ended February 28, 2025.

During the six months ended February 28, 2026, NTIC incurred additional costs related to tariffs and expects such costs to continue throughout fiscal 2026. Management has implemented, and expects to continue to implement, proactive measures to mitigate inflationary and supply chain pressures resulting from tariffs through a combination of supplier diversification, regional sourcing initiatives, cost reduction programs, and manufacturing optimization. Management continues to monitor global trade developments and evaluate opportunities to further reduce its exposure to tariffs by localizing production and developing alternative sourcing options where practicable. With respect to NTIC China, a majority of its production and sales are for local consumption. Accordingly, management believes that NTIC China’s exposure to tariffs, including those imposed by the United States, is limited. However, given the complex and evolving nature of global trade policy, there can be no assurance that tariffs or other trade restrictions will not adversely affect NTIC’s net sales, gross margins, or operating results in future periods. Tariffs have had a particular impact on NTIC’s Natur-Tec® business, which relies on the global procurement of raw materials and finished goods. These factors may affect production economics, customer pricing, and competitive positioning, particularly in markets where NTIC competes with local producers not subject to comparable tariff exposure.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and six months ended February 28, 2026 and February 28, 2025:

	Three Months Ended February 28,
	2026	% of Net Sales	2025	% of Net Sales	$ Change	% Change
Net sales	$21,996,785	n/a	$19,072,066	n/a	$2,924,719	15.3%
Cost of goods sold	14,138,899	64.3%	12,276,482	64.4%	1,862,417	15.2%
Equity in income from joint ventures	1,100,670	n/a	620,730	n/a	479,940	77.3%
Fees for services provided to joint ventures	925,899	n/a	1,070,263	n/a	(144,364)	(13.5)%
Selling expenses	4,713,772	21.4%	4,210,242	22.1%	503,530	12.0%
General and administrative expenses	3,612,707	16.4%	3,320,369	17.4%	292,338	8.8%
Research and development expenses	1,175,202	5.3%	1,288,899	6.8%	(113,697)	(8.8)%

	Six Months Ended February 28,
	2026	% of Net Sales	2025	% of Net Sales	$ Change	% Change
Net sales	$45,305,666	n/a	$40,410,459	n/a	$4,895,207	12.1%
Cost of goods sold	29,064,154	64.2%	25,451,922	63.0%	3,612,232	14.2%
Equity in income from joint ventures	2,322,786	n/a	1,750,323	n/a	572,463	32.7%
Fees for services provided to joint ventures	1,995,156	n/a	2,354,382	n/a	(359,226)	(15.3)%
Selling expenses	9,085,274	20.1%	8,477,896	21.0%	607,378	7.2%
General and administrative expenses	7,761,660	17.1%	7,179,312	17.8%	582,348	8.1%
Research and development expenses	2,396,114	5.3%	2,632,296	6.5%	(236,182)	(9.0)%

Net Sales. NTIC’s consolidated net sales increased 15.3% and 12.1% to $21,996,785 and $45,305,666 during the three and six months ended February 28, 2026, respectively, compared to $19,072,066 and $40,410,459 during the three and six months ended February 28, 2025, respectively. These increases were primarily due to increased sales and demand for both ZERUST® and Natur-Tec® products during the current year periods.

The following table sets forth NTIC’s net sales by product segment for the three and six months ended February 28, 2026 and February 28, 2025:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Total ZERUST® sales	$16,633,456	$14,112,017	$33,949,652	$29,587,820
Total Natur-Tec® sales	5,363,329	4,960,049	11,356,014	10,822,639
Total net sales	$21,996,785	$19,072,066	$45,305,666	$40,410,459

During the three and six months ended February 28, 2026, 75.6% and 74.9% of NTIC’s consolidated net sales, respectively, were derived from sales of ZERUST® products and services, which increased 17.9% and 14.7% to $16,633,456 and $33,949,652, respectively, compared to $14,112,017 and $29,587,820 during the three and six months ended February 28, 2026, respectively. These increases were primarily due to increased demand for ZERUST® oil and gas products and ZERUST® industrial products during the current year periods.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and six months ended February 28, 2026 and February 28, 2025:

	Three Months Ended February 28,
	2026	2025	$ Change	% Change
ZERUST® industrial net sales	$13,967,414	$12,562,853	$1,404,561	11.2%
ZERUST® oil & gas net sales	2,666,042	1,549,164	1,116,878	72.1%
Total ZERUST® net sales	$16,633,456	$14,112,017	$2,521,439	17.9%

	Six Months Ended February 28,
	2026	2025	$ Change	% Change
ZERUST® industrial net sales	$28,889,932	$26,525,105	$2,364,827	8.9%
ZERUST® oil & gas net sales	5,059,720	3,062,715	1,997,005	65.2%
Total ZERUST® net sales	$33,949,652	$29,587,820	$4,361,832	14.7%

ZERUST® industrial net sales increased 11.2% and 8.9% during the three and six months ended February 28, 2026, respectively, compared to the same prior fiscal year periods, primarily due to increased demand for North American ZERUST® and NTI China ZERUST® industrial products during the current year periods. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets in particular.

ZERUST® oil and gas net sales increased 72.1% and 65.2% during the three and six months ended February 28, 2026, respectively, compared to the same prior fiscal year periods primarily due to increased demand, primarily in the Middle East and Brazil, during the current year periods. However, the ongoing geopolitical conflict and related disruptions affecting energy markets and shipping routes in the Middle East may increase the volatility of future customer demand, project timing, and order patterns for NTIC’s oil and gas products and services. In addition, NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters. For example, in November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to ramp during fiscal 2026 and run through calendar 2028 with an estimated total value of approximately R$70 million (US$13.1 million). This includes approximately R$40 million (US$7.5 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially and positively affect NTIC’s future quarterly sales and other operating results.

During the three and six months ended February 28, 2026, 24.4% and 25.1% of NTIC’s consolidated net sales, respectively, were derived from sales of Natur-Tec® products, compared to 26.0% and 26.8% during the three and six months ended February 28, 2025, respectively. Sales of Natur-Tec® products increased 8.1% to $5,363,329 during the three months ended February 28, 2026 compared to $4,960,049 during the three months ended February 28, 2025. Sales of Natur-Tec® products increased 4.9% to $11,356,014 during the six months ended February 28, 2026 compared to $10,822,639 during the six months ended February 28, 2025. These increases were primarily due to timing differences in sales specifically to customers in North America. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold. Cost of goods sold increased 15.2% and 14.2% during the three and six months ended February 28, 2026, respectively, compared to the three and six months ended February 28, 2025 primarily due to the increase in sales and slightly higher raw material prices. Cost of goods sold as a percentage of net sales were 64.3% and 64.2% for the three and six months ended February 28, 2026, respectively, compared to 64.4% and 63.0% for the three and six months ended February 28, 2025, respectively. The slight decrease for the three-month comparison was primarily due to the increase in sales and the slight increase for the six-month comparison was primarily due to slightly higher raw material prices.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 77.3% and 32.7% to $1,100,670 and $2,322,786 during the three and six months ended February 28, 2026, respectively, compared to $620,730 and $1,750,323 during the three and six months ended February 28, 2025, respectively, primarily due to a modification of the fees for services due to tax planning in the six months ended February 28, 2026 for two joint ventures which resulted in a decrease in fees for services and an increase in equity in income for both entities. NTIC’s equity in income from joint ventures fluctuates primarily based on net sales and profitability of the joint ventures during the respective periods. Additionally, of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $970,355 attributable to EXCOR during the six months ended February 28, 2026, compared to $892,001 attributable to EXCOR during the six months ended February 28, 2025. This increase was due to the modification of fees noted above. NTIC had equity in income from all other joint ventures of $1,352,431 during the six months ended February 28, 2026, compared to $858,322 during the six months ended February 28, 2025.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $925,899 and $1,995,156 during the three and six months ended February 28, 2026, respectively, compared to $1,070,263 and $2,354,382 during the three and six months ended February 28, 2025, respectively, representing decreases of 13.5% and 15.3%, respectively, primarily due to a modification of the fees for services plans due to tax planning in fiscal 2026 for two joint ventures, which resulted in a decrease in fees for services and an increase in equity in income for both entities. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures during the three and six months ended February 28, 2026. Net sales at the joint ventures increased 18.6% and 10.0% to $23,483,578 and $48,015,009 during the three and six months ended February 28, 2026, respectively, compared to $19,799,875 and $43,636,885 during the three and six months ended February 28, 2025, respectively. These increases were primarily due to increases in demand for products at most joint ventures. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $74,081 were attributable to EXCOR during the six months ended February 28, 2026, as only one month of fees were recorded before the change in fees was made, compared to fees of $408,056 attributable to EXCOR during the six months ended February 28, 2025.

Selling Expenses. NTIC’s selling expenses increased 12.0% and 7.2% for the three and six months ended February 28, 2026, respectively, compared to the same respective periods in fiscal 2025 primarily due to increased personnel expense during the current fiscal year periods compared to the same prior fiscal year periods. Selling expenses as a percentage of net sales decreased to 21.4% and 20.1% for the three and six months ended February 28, 2026, respectively, from 22.1% and 21.0% for the three and six months ended February 28, 2025, respectively, primarily due to increased net sales, partially offset by increased selling expenses.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 8.8% and 8.1% for the three and six months ended February 28, 2026, respectively, compared to the same respective periods in fiscal 2025 primarily due to increased professional services and travel and personnel expenses, which relate in part to increased information technology infrastructure, during the current fiscal year periods compared to the same prior fiscal year periods. As a percentage of net sales, general and administrative expenses decreased to 16.4% and 17.1% for the three and six months ended February 28, 2026, respectively, from 17.4% and 17.8% for the same respective periods in fiscal 2025 primarily due to increased net sales, partially offset by increased general and administrative expenses.

Research and Development Expenses. NTIC’s research and development expenses decreased 8.8% and 9.0% for the three and six months ended February 28, 2026, respectively, compared to the same respective periods in fiscal 2025 primarily due to the transition of expenses from research and development to selling expenses.

Interest Income. NTIC’s interest income decreased to $65,568 and $102,810 during the three and six months ended February 28, 2026, respectively, compared to $210,156 and $235,723 during the three and six months ended February 28, 2025, respectively, primarily due to interest income recognized during the prior-year periods related to the payment of the employee retention credit (ERC), which did not repeat in the current year periods, as well as changes in invested cash balances and rates of return at various subsidiaries.

Interest Expense. NTIC’s interest expense increased to $196,651 and $396,617 during the three and six months ended February 28, 2026, respectively, compared to $139,155 and $259,375 during the three and six months ended February 28, 2025, respectively, primarily due to increased outstanding average borrowings during the current fiscal year periods.

Other Income. NTIC recognized $1,139,756 in other income during the three and six months ended February 28, 2025 due to the receipt of the ERC payment. No other income was recognized during the current fiscal year periods. The ERC income was recognized upon receipt of a cash payment in accordance with applicable accounting guidance and was claimed under the suspension test criteria, as described in Note 1 to NTIC’s consolidated financial statements for the fiscal year ended August 31, 2025. The ERC payment was a one-time event and does not represent recurring operational revenue.

Income Before Income Tax Expense. NTIC had income before income tax expense of $251,691 and $1,022,599 for the three and six months ended February 28, 2026, respectively, compared to $877,824 and $1,889,842 for the three and six months ended February 28, 2025, respectively.

Income Tax Expense. Income tax expense was $75,490 and $340,519 for the three and six months ended February 28, 2026, respectively, compared to $275,197 and $493,068 during the three and six months ended February 28, 2025, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs. As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $28,803,395 and $27,667,432 as of February 28, 2026, and August 31, 2025, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net (Loss) Income Attributable to NTIC. Net loss attributable to NTIC was $35,323, or $0.00 per diluted common share, for the three months ended February 28, 2026, compared to net income attributable to NTIC of $434,319, or $0.04 per diluted common share, for the three months ended February 28, 2025. Net income attributable to NTIC decreased to $202,496, or $0.02 per diluted common share, for the six months ended February 28, 2026, compared to $995,410, or $0.10 per diluted common share, for the six months ended February 28, 2025. These decreases in net income attributable to NTIC were primarily due to the decreases in other income, increases in operating expenses, and increases in interest expense, partially offset by the increases in gross profit and increases in joint venture operating income, in each case in the current fiscal year periods compared to the prior fiscal year periods.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and six months ended February 28, 2026 compared to the same respective periods in fiscal 2025.

Liquidity and Capital Resources

Sources of Cash and Working Capital. NTIC’s working capital, defined as current assets less current liabilities, was $20,201,756 as of February 28, 2026, including $6,469,750 in cash and cash equivalents, $11,282,291 outstanding under NTIC’s line of credit, and $2,915,919 outstanding under NTIC China’s term loans, current, compared to $20,438,722 as of August 31, 2025, including $7,250,523 in cash and cash equivalents, $9,329,021 outstanding under NTIC’s line of credit, and $2,860,256 of outstanding term loans, current. Reducing debt through positive operating cash flow and improving working capital efficiencies is a strategic focus for fiscal 2026.

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

Credit Agreement with JPMorgan Chase Bank, N.A. NTIC is party to a Credit Agreement (as amended, the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $12.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $11,282,291 and $9,329,021 were outstanding under the Credit Facility as of February 28, 2026 and August 31, 2025, respectively. NTIC was in compliance with all debt covenants as of February 28, 2026.

On December 17, 2025, NTIC and JPM renewed NTIC’s Credit Agreement to extend the maturity date of the Credit Facility from January 5, 2026 to February 5, 2027.

On January 30, 2026, NTIC and JPM entered into an amendment to the Credit Agreement, which increased the availability under the Credit Facility from $10.0 million to $12.0 million.

The principal amount under the Credit Facility, together with all accrued unpaid interest and other amounts owing thereunder, if any, will be payable in full on the maturity date, unless the Credit Facility is extended or renewed or terminated earlier.

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.04% and 6.76% for the six months ended February 28, 2026 and 2025, respectively.

To secure the Credit Agreement, NTIC assigned JPM a continuing security interest in all of its right, title and interest in collateral made up of the assets of NTIC.

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on NTIC’s ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of NTIC to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires NTIC to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term “Fixed Charge Coverage Ratio” means the ratio, computed for NTIC on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending.

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

Other Credit Arrangements. On each of April 22, 2025 and May 29, 2025, NTIC’s wholly owned subsidiary in China, NTIC China, entered into a loan agreement with China Construction Bank Corporation. Each term loan provided NTIC China with a RMB 10,000,000 (USD $1.41 million). The term loans mature in April 2026 and May 2026, respectively, unless extended. It is anticipated that each term loan will be extended for an additional one-year period. The term loan that matures in April 2026 has an annual interest rate of 2.75% with interest due monthly, and the term loan that matures in May 2026 has an annual interest rate of 2.96% with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC was in compliance with the covenants as of February 28, 2026. The outstanding balance as of February 28, 2026 for both term loans was a total of USD $2,915,919.

On August 30, 2025, NTIC’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase, which was registered in November 2025. The outstanding balance as of February 28, 2026 was INR 439.4 lakhs (USD $482,375), of which INR 55.1 lakhs (USD $60,536) was classified as current and INR 384.2 lakhs (USD $421,839) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants as of February 28, 2026.

Uses of Cash and Cash Flow. Net cash used in operating activities during the six months ended February 28, 2026 was $1,381,780, which resulted principally from equity in income from joint ventures and changes in assets and liabilities, partially offset by NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, and stock-based compensation. Net cash provided by operating activities during the six months ended February 28, 2025 was $3,198,741, which resulted principally from changes in assets and liabilities and NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense, and stock-based compensation, partially offset by equity in income from joint ventures.

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

NTIC experienced a decrease in trade receivables and an increase in inventory as of February 28, 2026, compared to August 31, 2025. Trade receivables decreased by $409,239, primarily due to the timing of sales and collections, while inventory increased by $981,547, primarily due to the timing of purchases, production and sales.

Outstanding trade receivables decreased an average of 2 days to an average of 74 days from balances outstanding from these customers as of February 28, 2026 from an average of 76 days as of August 31, 2025.

Outstanding receivables for services provided to joint ventures as of February 28, 2026 decreased $180,375 compared to August 31, 2025, and the average days to pay increased an average of 14 days to an average of 87 days from an average of 73 days as of August 31, 2025.

Net cash used in investing activities for the six months ended February 28, 2026 was $1,043,667, which was primarily the result of investments in intangibles and purchases of property and equipment. Net cash used in investing activities for the six months ended February 28, 2025 was $2,580,757, which was primarily the result of investments in intangibles and purchases of property and equipment.

Net cash provided by financing activities for the six months ended February 28, 2026 was $1,554,521, primarily due to borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan, partially offset by repayments on the line of credit, dividends paid to shareholders and dividends paid to non-controlling interests. Net used in financing activities for the six months ended February 28, 2025 was $320,345, which resulted from dividends paid to shareholders and dividends received by non-controlling interests, partially offset by borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of February 28, 2026, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during the six months ended February 28, 2026.

Cash Dividends. During the six months ended February 28, 2026, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 15, 2025	$0.01	October 29, 2025	November 12, 2025
January 14, 2026	$0.01	January 28, 2026	February 11, 2026

During the six months ended February 28, 2025, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 16, 2024	$0.07	October 30, 2024	November 13, 2024
January 15, 2025	$0.07	January 29, 2025	February 12, 2025

The declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financial agreements, business conditions, and other factors.

Capital Expenditures and Commitments. NTIC spent $1,006,298 on capital expenditures during the six months ended February 28, 2026, which related primarily to investments in land at a planned new facility for Natur-Tec India in Chennai, India. NTIC expects to spend an aggregate of approximately $1,200,000 to $1,500,000 on capital expenditures during the remainder of fiscal 2026, which it expects will relate primarily to construction of new buildings and warehouses in India and Brazil, as well as the purchase of new equipment and facility improvements in the United States.

Inflation and Seasonality

Inflation in the United States and abroad historically has had minimal effect on NTIC and did not adversely affect NTIC’s gross margins during the first half of fiscal 2026. NTIC believes there is some seasonality in its business. NTIC believes its net sales in the second fiscal quarter were and may continue to be adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. Borrowings of $11,282,291 were outstanding under the Credit Facility as of February 28, 2026.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of February 28, 2026 for both term loans is a total of USD $2,915,919.

The Foreign Currency Term Loan taken out with IDFC FIRST Bank Limited bears interest at a fixed rate of 6.45% per annum. The outstanding balance as of February 28, 2026 was INR 439.4 lakhs (USD $482,375).

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

●	The effect the U.S.-Israel-Iran conflict, which has had immediate and substantial effects on global trade, energy markets and financial markets;

●	The effect of changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise;

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

●

The effects of the ongoing war between Russia and Ukraine, conflicts in the Middle East and sanctions against Russia by U.S. and European governments on energy prices, which have adversely affected our joint venture sales, and on commodity price fluctuations, which have decreased our margins and the margins of our joint ventures and resulted in decreased joint venture profitability, which will likely continue through the end of fiscal 2026;

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

●	Loss of or changes in executive management or key employees and the need to hire and train local support in a timely manner in order to support customer needs;

●	Ability of management to manage around unplanned events;

●	Pending and future litigation;

●	NTIC’s reliance on its intellectual property rights and the absence of infringement of the intellectual property rights of others;

●	Changes in applicable laws or regulations and NTIC’s failure to comply with applicable laws, rules, and regulations;

●	Changes in generally accepted accounting principles and the effect of new accounting pronouncements;

●	Fluctuations in NTIC’s effective tax rate;

●	The effect of extreme weather conditions on NTIC’s operating results; and

●	NTIC’s reliance upon its management information systems and risks associated with its implementation of a new Enterprise Resource Planning system.

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

The tariff environment is complex and evolving. NTIC’s business incurred in the six months ended February 28, 2026, and expects to continue to incur throughout fiscal 2026, additional costs as it relates to tariffs. NTIC has taken and will continue to take action to mitigate inflationary pressures caused by tariffs through a combination of targeted price increases, supplier diversification and other strategic sourcing adjustments, cost reductions, and manufacturing optimization. With respect to NTIC China, specifically, the majority of NTIC China’s production and sales are for local consumption; and therefore, NTIC believes NTIC China’s exposure to tariffs, included those imposed by the United States is limited.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

With respect to interest rate risk, borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. The weighted average interest rate was 6.04% for the six months ended February 28, 2026. Borrowings of $11,282,291 were outstanding under the Credit Facility as of February 28, 2026. The two term loans undertaken by NTIC China with China Construction Bank Corporation have annual interest rates of 2.75% and 2.96%, respectively, with interest due monthly. The outstanding balance as of February 28, 2026 for both term loans is a total of USD $2,915,919. In addition, the foreign currency term loan entered into by Natur-Tec India with IDFC FIRST Bank Limited bears interest at a fixed rate of 6.45% per annum. The outstanding balance as of February 28, 2026 for this term loan is USD $482,375.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended February 28, 2026 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

See Note 13 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.      RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following new risk factor:

Geopolitical instability in the Middle East and disruptions in global petrochemical and supply chain markets could adversely affect our business, results of operations and financial condition.

NTIC has operations, customers and business activities in the Middle East, including through our Zerust Integrity Solutions oil and gas efforts. Instability in the region could disrupt customer activity, delay projects, impair logistics, increase costs and adversely affect the ability of customers and business partners to satisfy their obligations.

In addition, volatility in petrochemical markets and broader supply chain disruptions could increase raw material and freight costs, lengthen lead times, reduce product availability and adversely affect our sales, margins and profitability.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

During the three months ended February 28, 2026, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s second quarter of fiscal 2026 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2025, through December 31, 2025	0	$0	0	(1)
January 1, 2026, through January 31, 2026	0	$0	0	(1)
February 1, 2026, through February 28, 2026	0	$0	0	(1)
Total	0	$0	0	(1	)(2)

(1)

On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)	As of February 28, 2026, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.         OTHER INFORMATION

Credit Agreement

On January 30, 2026, Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. entered into an amendment to the Credit Agreement to increase the availability under the Credit Facility from $10.0 million to $12.0 million. The other material terms of the Credit Facility and the Credit Agreement were not affected by this amendment.

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

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended February 28, 2026, none of our directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

ITEM 6.         EXHIBITS

The following exhibits are being filed or furnished with this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Fourth Amendment to Credit Agreement, dated as of January 30, 2026, between JPMorgan Chase Bank, N.A. and Northern Technologies International Corporation (filed herewith)

10.2	Line of Credit Note, dated January 30, 2026, between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. (filed herewith)

10.3

Note Modification Agreement dated as of December 17, 2025 between Northern Technologies International Corporation and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to NTIC’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2025 (File No. 001-11038)

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: April 9, 2026	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and
Duly Authorized to Sign on Behalf of the Registrant)

i