Form 10-Q
period 2026-05-31
NORTHERN TECHNOLOGIES INTERNATIONAL CORP
filed 2026-07-09
CIK 875582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 9, 2026, there were 9,496,439 shares of common stock of the registrant outstanding.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

FORM 10-Q

May 31, 2026

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

ii

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF MAY 31, 2026 (UNAUDITED)

AND AUGUST 31, 2025 (AUDITED)

	May 31, 2026	August 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,275,981	$7,250,523
Receivables:
Trade, less allowance for credit losses of $310,000 as of May 31, 2026 and $235,000 as of August 31, 2025	18,684,535	18,443,230
Fees for services provided to joint ventures	1,092,660	1,077,552
Income taxes	999,127	340,002
Inventories, net	15,838,761	15,525,230
Prepaid expenses	3,013,947	1,706,279
Assets held for sale	869,407	—
Total current assets	$47,774,418	$44,342,816

PROPERTY AND EQUIPMENT, NET	$14,863,936	$15,183,918

OTHER ASSETS:
Investments in joint ventures	30,360,084	28,611,777
Deferred income tax, net	448,023	503,575
Intangible assets, net	8,310,410	8,827,768
Goodwill	4,782,376	4,782,376
Operating lease right of use assets	585,756	493,050
Total other assets	44,486,649	43,218,546
Total assets	$107,125,003	$102,745,280

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Line of credit	$11,763,555	$9,329,021
Term loan, current portion	3,014,086	2,860,256
Accounts payable	9,350,119	8,044,196
Income taxes payable	447,177	414,304
Accrued liabilities:
Payroll and related benefits	1,897,674	1,844,817
Other	882,578	1,066,761
Current portion of operating leases	427,639	344,739
Total current liabilities	$27,782,828	$23,904,094
LONG-TERM LIABILITIES:
Deferred income tax, net	1,513,166	1,513,166
Term loans, noncurrent portion	389,236	466,984
Operating leases, less current portion	158,117	148,311
Total long-term liabilities	$2,060,519	$2,128,461

COMMITMENTS AND CONTINGENCIES (Note 13)

EQUITY:
Preferred stock, no par value; authorized 10,000 shares; none issued and outstanding	—	—
Common stock, $0.02 par value per share; authorized 15,000,000 shares; issued and outstanding 9,496,439 and 9,475,490 as of May 31, 2026 and August 31, 2025, respectively	189,929	189,510
Additional paid-in capital	26,046,779	25,056,976
Retained earnings	52,022,946	52,273,469
Accumulated other comprehensive loss	(5,434,794)	(5,371,201)
Stockholders’ equity	72,824,860	72,148,754
Non-controlling interests	4,456,796	4,563,971
Total equity	77,281,656	76,712,725
Total liabilities and equity	$107,125,003	$102,745,280

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2026 AND 2025

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
NET SALES:
Net sales	$24,215,662	$21,508,563	$69,521,265	$61,919,022
Cost of goods sold	16,072,498	13,249,123	45,136,589	38,701,045
Gross profit	8,143,164	8,259,440	24,384,676	23,217,977

JOINT VENTURE OPERATIONS:
Equity in income from joint ventures	1,517,174	970,314	3,839,960	2,720,637
Fees for services provided to joint ventures	1,033,786	1,302,598	3,028,942	3,656,980
Total income from joint venture operations	2,550,960	2,272,912	6,868,902	6,377,617

OPERATING EXPENSES:
Selling expenses	4,647,548	4,593,226	13,732,822	13,071,122
General and administrative expenses	4,324,275	3,933,696	12,085,935	11,113,008
Research and development expenses	1,206,971	1,138,243	3,603,085	3,770,539
Total operating expenses	10,178,794	9,665,165	29,421,842	27,954,669

OPERATING INCOME	515,330	867,187	1,831,736	1,640,925

INTEREST INCOME	64,089	37,821	166,899	273,544
INTEREST EXPENSE	(203,872)	(162,096)	(600,489)	(421,471)
OTHER INCOME	—	—	—	1,139,756

INCOME BEFORE INCOME TAX EXPENSE	375,547	742,912	1,398,146	2,632,754

INCOME TAX EXPENSE	392,802	410,461	733,321	903,529

NET (LOSS) INCOME	(17,255)	332,451	664,825	1,729,225

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	246,036	210,676	725,620	612,040

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(263,291)	$121,775	$(60,795)	$1,117,185

NET (LOSS) INCOME ATTRIBUTABLE TO NTIC PER COMMON SHARE:
Basic	$(0.03)	$0.01	$(0.01)	$0.12
Diluted	$(0.03)	$0.01	$(0.01)	$0.12

WEIGHTED AVERAGE COMMON SHARES
ASSUMED OUTSTANDING:
Basic	9,496,439	9,474,363	9,490,751	9,475,967
Diluted	9,496,439	9,539,766	9,490,751	9,686,646
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.01	$0.02	$0.15

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2026 AND 2025

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
NET (LOSS) INCOME	$(17,255)	$332,451	$664,825	$1,729,225
OTHER COMPREHENSIVE INCOME (LOSS) - FOREIGN CURRENCY TRANSLATION ADJUSTMENT (NET OF TAX)	(665,858)	2,292,208	(211,035)	272,859
COMPREHENSIVE INCOME	(683,113)	2,624,659	453,790	2,002,084
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS (NET OF TAX)	118,139	(301,469)	578,178	(520,165)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NTIC	$(564,974)	$2,323,190	$1,031,968	$1,481,919

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2026 AND 2025

	STOCKHOLDERS’ EQUITY – THREE MONTHS ENDED MAY 31, 2026 AND 2025
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT FEBRUARY 28, 2025	9,470,507	$189,410	$24,334,299	$53,440,749	$(8,218,805)	$4,100,026	$73,845,679
Stock issued for employee stock purchase plan	3,856	77	38,948	—	—	—	39,025
Stock-based compensation expense	—	—	341,876	—	—	—	341,876
Dividends paid to stockholders ($0.01 per share)	—	—	—	(94,744)	—	—	(94,744)
Dividend received by non-controlling interest	—	—	—	—	—	(180,000)	(180,000)
Net income	—	—	—	121,775	—	210,676	332,451
Other comprehensive income	—	—	—	—	2,201,415	90,793	2,292,208
BALANCE AT MAY 31, 2025	9,474,363	$189,487	$24,715,123	$53,467,780	$(6,017,390)	$4,221,495	$76,576,495

BALANCE AT FEBRUARY 28, 2026	9,492,001	$189,840	$25,706,091	$52,286,237	$(4,896,833)	$4,438,657	$77,723,992
Stock issued for employee stock purchase plan	4,438	89	30,228	-	-	-	30,317
Stock-based compensation expense	—	—	310,460	—	—	—	310,460
Dividend received by non-controlling interest	—	—	—	—	—	(100,000)	(100,000)
Net (loss) income	—	—	—	(263,291)	—	246,036	(17,255)
Other comprehensive income	—	—	—	—	(537,961)	(127,897)	(665,858)
BALANCE AT MAY 31, 2026	9,496,439	189,929	$26,046,779	$52,022,946	$(5,434,794)	$4,456,796	$77,281,656

	STOCKHOLDERS’ EQUITY – NINE MONTHS ENDED MAY 31, 2026 AND 2025
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity

BALANCE AT AUGUST 31, 2024	9,466,980	$189,340	$23,615,564	$53,771,211	$(6,382,124)	$3,981,330	$75,175,321
Stock issued for employee stock purchase plan	7,383	147	81,349	—	—	—	81,496
Stock-based compensation expense	—	—	1,018,210	—	—	—	1,018,210
Dividends paid to stockholders ($0.15 per share)	—	—	—	(1,420,616)	—	—	(1,420,616)
Dividend received by non-controlling interest	—	—	—	—	—	(280,000)	(280,000)
Net income	—	—	—	1,117,185	—	612,040	1,729,225
Other comprehensive income (loss)	—	—	—	—	364,734	(91,875)	272,859
BALANCE AT MAY 31, 2025	9,474,363	$189,487	$24,715,123	$53,467,780	$(6,017,390)	$4,221,495	$76,576,495

BALANCE AT AUGUST 31, 2025	9,475,490	$189,510	$25,056,976	$52,273,469	$(5,371,201)	$4,563,971	$76,712,725
Stock issued for employee stock purchase plan	9,636	193	65,055	—	—	—	65,248
Vesting and settlement of restricted stock unit awards	11,313	226	(226)	—	—	—	—
Stock-based compensation expense	—	—	924,974	—	—	—	924,974
Dividends paid to stockholders ($0.02 per share)	—	—	—	(189,728)	—	—	(189,728)
Dividend to non-controlling interest	—	—	__	—	—	(685,353)	(685,353)
Net (loss) income	—	—	—	(60,795)	—	725,620	664,825
Other comprehensive income (loss)	—	—	—	—	(63,593)	(147,442)	(211,035)
BALANCE AT MAY 31, 2026	9,496,439	189,929	$26,046,779	$52,022,946	$(5,434,794)	$4,456,796	$77,281,656

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MAY 31, 2026 AND 2025

	Nine Months Ended May 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$664,825	$1,729,225
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	924,974	1,018,210
Depreciation expense	780,411	749,666
Amortization expense	704,822	524,281
Loss on disposal of assets	-	23,602
Change in allowance for credit losses	52,271	—
Equity in income from joint ventures	(3,839,960)	(2,720,637)
Dividends received from joint ventures	1,786,116	1,566,946
Deferred income taxes	32,356	49,724
Changes in current assets and liabilities:
Receivables:
Trade	(600,032)	2,406,970
Fees for services provided to joint ventures	(15,108)	121,669
Income taxes	(680,306)	(646,985)
Inventories, net	(323,164)	(628,811)
Prepaid expenses and other	(1,333,404)	(773,386)
Accounts payable	1,207,933	803,311
Income taxes payable	(121,150)	39,174
Accrued liabilities	844	(454,509)
Net cash (used in) provided by operating activities	(758,572)	3,808,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	—	20,000
Purchases of property and equipment	(1,052,761)	(1,490,021)
Investments in patents and capitalized software costs	(187,465)	(1,908,102)
Net cash used in investing activities	(1,240,226)	(3,378,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	21,197,372	24,337,814
Repayments of line of credit	(18,762,838)	(21,259,473)
Payments on term loans	(38,594)	—
Dividends paid on NTIC common stock	(189,728)	(1,420,616)
Dividends to non-controlling interest	(320,000)	(280,000)
Proceeds from employee stock purchase plan	65,248	81,496
Net cash provided by financing activities	1,951,460	1,459,221

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	72,796	(68,331)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,458	1,821,217
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,250,523	4,952,184

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,275,981	$6,773,401

See notes to consolidated financial statements.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, and present fairly the consolidated financial position of Northern Technologies International Corporation and its subsidiaries (the Company) as of May 31, 2026 and August 31, 2025, the results of the Company’s operations for the three and nine months ended May 31, 2026 and 2025, the changes in stockholders’ equity for the three and nine months ended May 31, 2026 and 2025, and the Company’s cash flows for the nine months ended May 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

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

Operating results for the three and nine months ended May 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2026.

The Company identified immaterial prior period classification errors related to the classification of selling expenses and general and administrative expenses in its consolidated statements of operations for the three and nine months ended May 31, 2025. For the three and nine months ended May 31, 2025, $217,270 and $555,484, respectively, were reclassified from general and administrative expenses to selling expenses. These changes had no impact on the Company’s results of operations, cash flows or financial position for the three and nine months ended May 31, 2025.

The Company has evaluated events occurring after the date of these consolidated financial statements through the date July 9, 2026 for events requiring disclosure in these consolidated financial statements.

2.	SIGNIFICANT ACCOUNTING POLICIES

Assets Held for Sale

The Company classifies a property as held for sale when all of the criteria set forth in the Accounting Standards Codification (ASC) Topic 360: Property, Plant and Equipment (ASC 360) have been met. The criteria are as follows: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. At the time the Company classifies a property as held for sale, the Company ceases recording depreciation and amortization. A property classified as held for sale is measured and reported at the lower of: (i) its carrying amount or (ii) its estimated fair value, less estimated costs to sell. Properties classified as held for sale are presented separately in the consolidated balance sheet.

Other than the addition of the accounting policy for assets held for sale described above, there have been no changes to the Company's significant accounting policies from those disclosed in the Company's annual report on Form 10-K for the fiscal year ended August 31, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that permits an entity to assume that conditions at the balance sheet date remain unchanged over the remaining life of current accounts receivable and contract assets when estimating expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

4.	INVENTORIES

Inventories consisted of the following:

	May 31, 2026	August 31, 2025
Production materials	$4,785,789	$5,059,298
Finished goods	11,052,972	10,465,932
Total inventories	$15,838,761	$15,525,230

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	May 31, 2026	August 31, 2025
Land	$1,860,311	$1,260,312
Buildings and improvements	13,355,861	14,650,361
Assets in process	492,170	817,946
Machinery and equipment	9,805,024	9,154,728
	25,513,366	25,883,347
Less accumulated depreciation	(10,649,430)	(10,699,429)
Property and equipment, net	$14,863,936	$15,183,918

Depreciation expense was $281,603 and $780,411 for the three and nine months ended May 31, 2026, respectively, compared to $231,281 and $749,666 for the three and nine months ended May 31, 2025, respectively.

During the third quarter of fiscal 2026, the Company reclassified $869,407 of net book value associated with its Beachwood, Ohio facility from property and equipment, net to assets held for sale. Amounts reclassified consisted of $1,376,803 of buildings and improvements and $507,396 of related accumulated depreciation. Depreciation ceased upon classification of such property and equipment to assets held for sale. See Note 17 for additional information.

6.	INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	As of May 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,618,746	$(3,050,692)	$568,054
Capitalized software	4,204,956	(799,716)	3,405,240
Customer relationships	6,347,000	(2,009,884)	4,337,116
Total intangible assets, net	$14,170,702	$(5,860,292)	$8,310,410

	As of August 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and trademarks	$3,546,542	$(2,969,571)	$576,971
Capitalized software	4,089,695	(493,365)	3,596,330
Customer relationships	6,347,000	(1,692,533)	4,654,467
Total intangible assets, net	$13,983,237	$(5,155,469)	$8,827,768

Amortization expense related to intangible assets was $239,050 and $704,822 for the three and nine months ended May 31, 2026, respectively, compared to $218,187 and $524,281 for the three and nine months ended May 31, 2025, respectively.

As of May 31, 2026, future amortization expense related to intangible assets for each of the next five fiscal years and thereafter is estimated as follows:

Remainder of fiscal 2026	$213,498
Fiscal 2027	886,770
Fiscal 2028	862,495
Fiscal 2029	843,144
Fiscal 2030	843,144
Thereafter	4,661,359
Total	$8,310,410

7.	INVESTMENTS IN JOINT VENTURES

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

Financial information from the audited and unaudited financial statements of the Company’s joint ventures in Germany, Excor Korrosionsschutz – Technologien und Produkte GmbH (EXCOR), France, ACOBAL SAS (Acobal), Finland, Zerust OY (Zerust OY), Sweden, ZERUST AB (Zerust AB) and Thailand, ZERUST Specialty Tech Co. LTD. (Spec Tech) and all the Company’s other joint ventures are summarized as follows:

	As of May 31, 2026
	Total	EXCOR	Acobal	Zerust OY	Zerust AB	Spec Tech	Other
Current assets	$65,742,210	$33,104,791	$7,711,013	$3,283,426	$1,652,363	$5,411,859	$14,578,758
Total assets	75,173,163	39,993,690	8,593,203	3,536,844	1,667,235	5,622,605	15,759,586
Current liabilities	13,640,471	2,196,193	2,949,776	1,018,813	692,260	1,793,484	4,989,945
Non-current liabilities	322,337	—	—	—	—	224,448	97,889
Joint ventures’ equity	61,210,354	37,797,497	5,643,426	2,518,031	974,976	3,604,673	10,671,751
NTIC’s share of joint ventures’ equity	30,360,084	18,898,750	2,821,711	1,259,004	497,017	1,802,337	5,081,265
NTIC’s share of joint ventures’ undistributed earnings	29,415,417	18,867,845	2,821,711	1,239,004	477,017	1,700,337	4,309,503

	Three Months Ended May 31, 2026
	Total	EXCOR	Acobal	Zerust OY	Zerust AB	Spec Tech	Other
Net sales	$26,707,572	$9,480,910	$3,691,757	$1,438,124	$1,627,801	$2,279,040	$8,189,940
Gross profit	11,384,037	4,910,642	1,429,663	878,449	608,218	609,890	2,947,175
Net income	3,019,996	1,416,371	686,418	300,889	191,352	123,570	301,396
NTIC’s share of equity in income from joint ventures	1,517,175	710,699	344,885	151,128	96,327	62,807	151,329
NTIC’s dividends received from joint ventures	383,601	—	—	—	—	164,839	218,762

	Nine Months Ended May 31, 2026
	Total	EXCOR	Acobal	Zerust OY	Zerust AB	Spec Tech	Other
Net sales	$74,722,581	$26,583,069	$10,549,682	$4,168,396	$4,053,901	$6,664,036	$22,703,497
Gross profit	32,468,425	14,048,988	4,141,657	2,545,287	1,476,905	1,822,634	8,432,954
Net income	7,680,459	3,363,103	1,917,029	808,425	313,037	397,872	880,993
NTIC’s share of equity in income from joint ventures	3,839,960	1,681,054	958,506	404,069	156,628	198,978	440,725
NTIC’s dividends received from joint ventures	1,786,116	—	747,467	436,716	208,331	164,839	228,763

	As of August 31, 2025
	Total	EXCOR	Acobal	Zerust OY	Other
Current assets	$60,062,085	$29,870,525	$6,971,262	$3,029,614	$20,190,684
Total assets	69,815,251	36,941,008	7,900,298	3,313,909	21,660,036
Current liabilities	11,743,525	2,391,029	2,660,430	719,172	5,972,894
Noncurrent liabilities	336,557	—	—	—	336,557
Joint ventures’ equity	57,735,169	34,549,979	5,239,868	2,594,737	15,350,585
NTIC’s share of joint ventures’ equity	28,611,777	17,274,991	2,619,932	1,297,358	7,419,496
NTIC’s share of joint ventures’ undistributed earnings	27,667,432	17,244,086	2,619,932	1,277,358	6,526,056

	Three Months Ended May 31, 2025
	Total	EXCOR	All Other
Net sales	$23,211,613	$8,271,661	$14,939,952
Gross profit	9,768,978	4,339,777	5,429,201
Net income	1,937,620	897,104	1,040,516
NTIC’s share of equity in income from joint ventures	970,314	448,673	521,641
NTIC’s dividends received from joint ventures	886,209	—	886,209

	Nine Months Ended May 31, 2025
	Total	EXCOR	All Other
Net sales	$66,848,498	$23,914,520	$42,933,978
Gross profit	28,325,377	12,695,626	15,629,751
Net income	5,416,777	2,665,391	2,751,386
NTIC’s share of equity in income from joint ventures	2,720,637	1,340,674	1,379,963
NTIC’s dividends received from joint ventures	1,566,946	—	1,566,946

8.	CORPORATE DEBT

The Company is party to a Credit Agreement (as amended, the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides the Company with a senior secured revolving line of credit (the Credit Facility) of up to $12.0 million (as amended below), which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $11,763,555 and $9,329,021 were outstanding under the Credit Facility as of May 31, 2026 and August 31, 2025, respectively.

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

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of the Company, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term "CB Floating Rate" means the greater of the Prime Rate in the United States or 2.50%. The term "Adjusted SOFR Rate" means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by the Company) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. In March 2026, the Company elected to convert its outstanding borrowings under the Credit Facility from the CB Floating Rate to the Adjusted SOFR Rate. The weighted average interest rate was 6.20% and 6.65% for the nine months ended May 31, 2026 and 2025, respectively.

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

The Company was not in compliance with the Fixed Charge Coverage Ratio covenant under the Credit Agreement as of May 31, 2026. The Credit Agreement requires the Company to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00, and the Company's Fixed Charge Coverage Ratio was 0.68 to 1.00 as of May 31, 2026. On July 7, 2026, the Company obtained a waiver from JPM with respect to such noncompliance of the Fixed Charge Coverage Ratio covenant for the period ended May 31, 2026. The Company was in compliance with all other covenants under the Credit Agreement as of May 31, 2026.

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

On April 27, 2026 and May 28, 2026, the Company's wholly owned subsidiary in China, NTIC China, renewed its loan agreements with China Construction Bank Corporation. Each term loan provides NTIC China with RMB 10,000,000 (approximately USD $1.40 million), for an aggregate of RMB 20,000,000. The term loans mature on April 26, 2027 and May 27, 2027, respectively, and the Company expects to amend or extend each loan at maturity on substantially the same terms, although there can be no assurance that it will be able to do so. Each term loan bears interest at the one-year Loan Prime Rate (LPR) minus 75 basis points, fixed at the LPR in effect on the business day prior to the loan's effective date and held constant for the 12-month term, resulting in an annual interest rate of 3.25% for each loan, with interest due monthly and principal due at maturity. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC China was in compliance with all covenants under the loan agreements as of May 31, 2026. The outstanding balance as of May 31, 2026 for both term loans was a total of USD $2,955,083. The outstanding balance as of August 31, 2025 for both term loans was a total of USD $2,804,695.

On August 30, 2025, the Company’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase, which was registered in November 2025. The outstanding balance as of May 31, 2026 was INR 425.7 lakhs (USD $448,239), of which INR 56.0 lakhs (USD $59,003) was classified as current and INR 369.6 lakhs (USD $389,236) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants under the term loan agreement as of May 31, 2026.

9.	STOCKHOLDERS’ EQUITY

During the nine months ended May 31, 2026, the Company’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of the Company’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 15, 2025	$0.01	October 29, 2025	November 12, 2025
January 14, 2026	$0.01	January 28, 2026	February 11, 2026

On April 24, 2026, the Company announced the suspension of its quarterly cash dividend on its common stock, beginning with its quarterly cash dividend for the third quarter of fiscal 2026, to focus on the reduction of its outstanding debt. Therefore, the Company did not declare a cash dividend during the quarter ended May 31, 2026.

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

During the nine months ended May 31, 2026 and 2025, the Company repurchased no shares of its common stock.

During the nine months ended May 31, 2026 and 2025, the Company issued 11,313 and no shares of common stock upon the settlement of restricted stock units, respectively.

The Company issued 5,198 and 3,527 shares of common stock on September 1, 2025 and 2024, respectively, under the Northern Technologies International Corporation Employee Stock Purchase Plan (ESPP). The Company issued 4,438 and 3,856 shares of common stock on March 1, 2026 and 2025, respectively, under the ESPP. The ESPP is compensatory for financial reporting purposes. As of May 31, 2026, 38,235 shares of common stock remained available for sale under the ESPP.

10.	NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share assumes the exercise of stock options and the settlement of restricted stock units using the treasury stock method, if dilutive. For periods in which the Company reports a net loss, potential common shares are excluded from the computation of diluted net (loss) income per share because their effect would be anti-dilutive.

The following is a reconciliation of the net (loss) income per share computation for the three and nine months ended May 31, 2026 and 2025:

	Three Months Ended May 31,		Nine Months Ended May 31,
Numerator:	2026	2025	2026	2025
Net (loss) income attributable to NTIC	$(263,291)	$121,775	$(60,795)	$1,117,185

Denominator:
Basic – weighted shares outstanding	9,496,439	9,474,363	9,490,751	9,475,967
Weighted shares assumed upon exercise of stock options and settlement of restricted stock units	—	65,403	—	210,679
Diluted – weighted shares outstanding	9,496,439	9,539,766	9,490,751	9,686,646
Basic net (loss) income per share:	$(0.03)	$0.01	$(0.01)	$0.12
Diluted net (loss) income per share:	$(0.03)	$0.01	$(0.01)	$0.12

The dilutive impact summarized above relates to periods in which the average market price of the Company’s common stock exceeded the exercise price of the potentially dilutive option securities granted.  Net (loss) income per common share is based on the weighted average number of common shares outstanding during the applicable period. When dilutive, stock options and restricted stock units are included as equivalents using the treasury stock method in computing diluted net (loss) income per common share.  For the nine months ended May 31, 2026, potential common shares were excluded from the computation of diluted net (loss) income per common share because the Company reported a net loss for the period and the effect of these shares would have been anti-dilutive. Excluded from the computation of diluted net (loss) income per common share for the three and nine months ended May 31, 2026 were options outstanding to purchase 89,353 shares of common stock. Excluded from the computation of diluted net (loss) income per common share for the three and nine months ended May 31, 2025 were options outstanding to purchase 1,445,960 shares of common stock.

11.	STOCK-BASED COMPENSATION

Stock Options

A summary of stock option activities under the Northern Technologies International Corporation 2024 Stock Incentive Plan (2024 Plan), the Northern Technologies International Corporation Amended and Restated 2019 Stock Incentive Plan and the Northern Technologies International Corporation Amended and Restated 2007 Stock Incentive Plan is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price
Outstanding as of August 31, 2025	1,923,138	$11.86
Options granted	251,301	$7.42
Options exercised	—	—
Options cancelled	—	—
Outstanding as of May 31, 2026	2,174,439	$11.34

The weighted average per share fair value of options granted during the nine months ended May 31, 2026 and 2025 was $3.05 and $4.95, respectively. The weighted average remaining contractual life of the options outstanding as of May 31, 2026 and 2025 was 5.48 years and 5.77 years, respectively.

The Company recognized stock option compensation expense of $257,671 and $767,922 and $304,510 and $907,330 during the three and nine months ended May 31, 2026 and 2025, respectively. As of May 31, 2026, there was $1,008,699 of unrecognized stock option compensation expense. The amount is expected to be recognized over a period of 2.25 years.

Restricted Stock Units

Restricted stock units (RSUs) were granted on September 1, 2025 under the 2024 Plan to certain non-employee directors and vest in full on the one-year anniversary of the date of grant. A summary of RSU activity for the nine months ended May 31, 2026 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2025	11,313	$13.14
RSUs granted	28,303	7.42
RSUs vested/settled	11,313	13.14
RSUs cancelled	—	—
Outstanding as of May 31, 2026	28,303	$7.42

RSUs are valued using the closing stock price on the grant date. The Company recognizes the grant date fair value of the RSUs over the vesting term, or one year. The Company recognized RSU stock-based compensation expense of $52,789 and $157,052 and $37,366 and $110,880 during the nine months ended May 31, 2026 and 2025, respectively. As of May 31, 2026, there was $53,363 in unrecognized stock-based compensation expense relating to outstanding RSUs, which is expected to be recognized over a period of 0.25 years.

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

The following table presents the Company’s net sales by segment for the three and nine months ended May 31, 2026 and 2025, respectively:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
ZERUST® net sales	$18,145,611	$15,728,637	$52,095,200	$45,316,457
Natur-Tec® net sales	6,070,051	5,779,926	17,426,065	16,602,565
Total net sales	$24,215,662	$21,508,563	$69,521,265	$61,919,022

The following table sets forth the Company’s cost of goods sold by segment for the three and nine months ended May 31, 2026 and 2025, respectively:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	% of Product Sales*	2025	% of Product Sales*	2026	% of Product Sales*	2025	% of Product Sales*
Direct cost of goods sold
ZERUST®	$10,833,295	59.7%	$9,119,330	58.0%	$30,628,650	58.8%	$25,894,213	57.1%
Natur-Tec®	4,184,642	68.9%	3,557,167	61.5%	11,926,040	68.4%	10,484,204	63.1%
Indirect cost of goods sold	1,054,561	—	572,626	—	2,581,899	—	2,322,628	—
Total net cost of goods sold	$16,072,498		$13,249,123		$45,136,589		$38,701,045

The following table sets forth the Company’s gross profit by segment for the three and nine months ended May 31, 2026 and 2025, respectively:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
ZERUST® gross profit	$7,312,316	$6,609,307	$21,466,550	$19,422,244
Natur-Tec® gross profit	1,885,409	2,222,759	5,500,025	6,118,361
Total segment gross profit	9,197,725	8,832,066	26,966,575	25,540,605
Indirect cost of goods sold	(1,054,561)	(572,626)	(2,581,899)	(2,322,628)
Total gross profit	$8,143,164	$8,259,440	$24,384,676	$23,217,977
Total joint venture operations	2,550,960	2,272,912	6,868,902	6,377,617
Selling expenses	(4,647,548)	(4,593,226)	(13,732,822)	(13,071,122)
General and administrative expenses	(4,324,275)	(3,933,696)	(12,085,935)	(11,113,008)
Research and development expenses	(1,206,971)	(1,138,243)	(3,603,085)	(3,770,539)
Interest income	64,089	37,821	166,899	273,544
Interest expense	(203,872)	(162,096)	(600,489)	(421,471)
Other income	—	—	—	1,139,756
Income before income tax expense	$375,547	$742,912	$1,398,146	$2,632,754

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

Geographic Information

Net sales by geographic location for the three and nine months ended May 31, 2026 and 2025 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Inside the U.S. to unaffiliated customers	$7,657,885	$7,341,392	$22,081,992	$21,492,193
Outside the U.S. to:
Joint ventures in which the Company is a shareholder directly and indirectly	569,342	630,653	1,590,646	1,802,906
Unaffiliated customers	15,988,435	13,536,518	45,848,628	38,623,923
	$24,215,662	$21,508,563	$69,521,265	$61,919,022

Net sales by geographic location are based on the location of the customer. No single customer accounted for more than 10% of consolidated revenue.

Fees for services provided to joint ventures by geographic location as a percentage of total fees for services provided to joint ventures during the three and nine months ended May 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended May 31,
	2026	% of Total Fees for Services Provided to Joint Ventures	2025	% of Total Fees for Services Provided to Joint Ventures
Poland	$228,036	22.1%	$232,064	17.8%
Japan	158,629	15.3%	158,434	12.2%
Finland	124,349	12.0%	95,142	7.3%
Thailand	115,384	11.2%	87,957	6.8%
United Kingdom	92,325	8.9%	93,108	7.2%
Sweden	90,791	8.8%	111,138	8.5%
Czech Republic	89,434	8.6%	110,844	8.5%
South Korea	43,091	4.2%	83,697	6.4%
Germany	—	—	218,943	16.8%
Other	91,747	8.9%	111,271	8.5%
	$1,033,786	100.0%	$1,302,598	100.0%

	Nine Months Ended May 31,
	2026	% of Total Fees for Services Provided to Joint Ventures	2025	% of Total Fees for Services Provided to Joint Ventures
Poland	$650,926	21.5%	$637,574	17.4%
Japan	427,787	14.1%	429,520	11.7%
Finland	375,096	12.4%	276,028	7.6%
Thailand	344,965	11.4%	242,212	6.6%
United Kingdom	289,228	9.6%	237,734	6.5%
Sweden	271,539	9.0%	295,873	8.1%
Czech Republic	243,323	8.0%	251,018	6.9%
South Korea	114,630	3.8%	217,668	6.0%
Germany	74,081	2.4%	626,999	17.1%
Other	237,367	7.8%	442,354	12.1%
	$3,028,942	100.0%	$3,656,980	100.0%

See Note 7 for additional details on geographical information regarding equity in income from joint ventures.

The geographical distribution of total property and equipment and net sales, which are based on the geographical location of the customer, is as follows:

	At May 31, 2026	At August 31, 2025
China	$5,462,047	$5,355,918
Other	2,021,711	1,296,988
United States	7,380,178	8,531,012
Total property and equipment, net	$14,863,936	$15,183,918

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
China	$4,480,033	$4,510,490	$13,839,998	$12,240,359
Brazil	2,058,788	1,517,904	5,955,542	4,418,778
India	6,570,057	5,684,908	17,428,202	16,600,711
Other	3,448,899	2,453,869	10,215,532	7,166,981
United States	7,657,885	7,341,392	22,081,992	21,492,193
Total net sales	$24,215,662	$21,508,563	$69,521,265	$61,919,022

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

From time to time, the Company is subject to various claims and legal actions in the ordinary course of its business. The Company records a liability in its consolidated financial statements for costs related to claims, including future legal costs, settlements and judgments, where the Company has assessed that a loss is probable, and an amount could be reasonably estimated. If the reasonable estimate of a probable loss is a range, the Company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The Company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that material loss may have been incurred. In the opinion of management, as of May 31, 2026, the amount of liability, if any, with respect to these matters, individually or in the aggregate, will not materially affect the Company’s consolidated results of operations, financial position or cash flows.

14.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information consisted of:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Cash paid for interest	$203,872	$162,096	$600,489	$421,471
Cash paid for taxes	341,802	323,061	1,033,321	1,142,529

15.	INCOME TAXES

Income tax expense for the three and nine months ended May 31, 2026 was $392,802 and $733,321, respectively, compared to $410,461 and $903,529, respectively, for the three and nine months ended May 31, 2025. The expense was largely due to foreign operations. The Company has federal and state tax credit carry forwards, net operating loss carry forwards and foreign tax carry forwards. The Company has recorded a full valuation allowance against the U.S. deferred tax assets as of May 31, 2026 and August 31, 2025.

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

Additionally, the Company earned $181,529 in interest income related to the ERC payments, which was recorded as Interest Income during the three and nine months ended May 31, 2025. The ERC payments of $1,139,756 are recorded as Other Income in the consolidated statements of operations, while the interest income of $181,529 is recorded separately under Interest Income in the consolidated statements of operations for the three and nine months ended May 31, 2025.

No ERC income or related interest income was recognized during the three and nine months ended May 31, 2026.

17.	ASSETS HELD FOR SALE

During the third quarter of fiscal 2026, the Company committed to a plan to sell its Beachwood, Ohio facility, which has historically been used by the Company's Zerust segment. The Company engaged a commercial real estate broker, listed the property for sale, and concluded that all criteria for classification as held for sale under ASC 360 were met during the third quarter of fiscal 2026. The Company's accounting policy for assets held for sale is described in Note 2.

As a result, the Company reclassified the carrying value of the property, $869,407, from property, plant and equipment, net, to assets held for sale on the condensed consolidated balance sheet as of May 31, 2026. Depreciation ceased upon classification of such property and assets as assets held for sale. The Company measured the assets held for sale at the lower of: (i) carrying value or (ii) fair value, less estimated costs to sell and determined no impairment loss was required.

On May 26, 2026, the Company received a non-binding letter of intent to purchase the property for $1,150,000 in cash, subject to a customary diligence period and execution of a definitive purchase and sale agreement. The Company expects the sale of the property to close during fiscal 2027, although it is working to complete the transaction before the end of fiscal 2026 if practicable. There can be no assurance that the sale will be completed on the terms described or at all.

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

One of NTIC’s strategic initiatives is to expand into and penetrate other markets for its ZERUST® corrosion prevention technologies. Consequently, for the past several years, NTIC has focused significant sales and marketing efforts on the oil and gas industry, as the infrastructure that supports that industry is typically constructed using metals that are highly susceptible to corrosion. NTIC believes that its ZERUST® corrosion prevention solutions will minimize maintenance downtime on critical oil and gas industry infrastructure, extend the life of such infrastructure, and reduce the risk of environmental pollution due to leaks caused by corrosion. During the nine months ended May 31, 2026, NTIC continued to make strategic investments in its ZERUST® oil and gas sales infrastructure specifically to support ZIS UAE.

NTIC markets and sells its ZERUST® rust and corrosion prevention solutions to customers in the oil and gas industry either directly, through its subsidiaries, or through its joint venture partners and other strategic partners. The sale of ZERUST® corrosion prevention solutions to customers in the oil and gas industry typically involves long sales cycles, often including multi-year trial periods with each customer and a slow integration process thereafter. In November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to run through calendar 2028 with an estimated total value of approximately R$70 million (US$13.1 million). This includes approximately R$40 million (US$7.5 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially and positively affect NTIC’s future quarterly sales and other operating results.

Natur-Tec® bio-based and compostable plastics are manufactured using NTIC’s patented and/or proprietary technologies and are intended to replace conventional petroleum-based plastics. The Natur-Tec® biopolymer resin compound portfolio includes formulations that have been optimized for a variety of applications, including blown-film extrusion, coatings, injection molding, thermoforming, profile extrusion and engineered plastics. These resin compounds are certified to be fully biodegradable in a commercial composting environment and are currently being used to produce finished products, including can liners, shopping and grocery bags, lawn and leaf bags, branded apparel packaging bags and accessories, and various foodservice items, such as disposable cutlery, drinking straws, food-handling gloves, and coated paper products. In North America, NTIC markets its Natur-Tec® resin compounds and finished products primarily through a network of regional and national distributors as well as independent agents. NTIC continues to see significant opportunities for finished bioplastic products and, therefore, continues to strengthen and expand its North American distribution network for finished Natur-Tec® bioplastic products. In first quarter of fiscal 2026, NTIC entered into a preferred supplier agreement with the nation’s leading specialized distributor for a foodservice and industrial packaging company, which NTIC expects to translate into higher Natur-Tec® sales in fiscal 2026 compared to fiscal 2025.

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

Highlights of NTIC’s financial results for the three and nine months ended May 31, 2026 include the following, with increases or decreases in each case as compared to the respective prior fiscal year period:

●

NTIC’s consolidated net sales increased 12.6% and 12.3% during the three and nine months ended May 31, 2026, respectively, compared to the three and nine months ended May 31, 2025 primarily due to increased sales and demand for ZERUST® and Natur-Tec® products. During the nine months ended May 31, 2026, 74.9% of NTIC’s consolidated net sales were derived from sales of ZERUST® products and services, which increased 15.0%. 25.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, which increased 5.0%.

●

Cost of goods sold as a percentage of net sales increased to 66.4% during the three months ended May 31, 2026, compared to 61.6% during the three months ended May 31, 2025, and increased to 64.9% during the nine months ended May 31, 2026, compared to 62.5% during the prior fiscal period. The increase for the three and nine month comparison was primarily due to slightly higher raw material prices and discounts on selling prices.

●

NTIC’s total income from joint venture operations increased 12.2% and 7.7% to $2,550,960 and $6,868,902 during the three and nine months ended May 31, 2026, respectively, compared to $2,272,912 and $6,377,617 during the three and nine months ended May 31, 2025, respectively, primarily due to an increase in sales at NTIC’s joint ventures. Net sales at NTIC’s joint ventures, which are not consolidated with NTIC’s net sales, increased 15.1% and 11.8% to $26,707,572 and $74,722,581 during the three and nine months ended May 31, 2026, respectively, compared to $23,211,613 and $66,848,498 during the three and nine months ended May 31, 2025, respectively.

●

NTIC’s total operating expenses increased 5.3% and 5.2% to $10,178,794 and $29,421,842 during the three and nine months ended May 31, 2026, respectively, compared to $9,665,165 and $27,954,669 for the three and nine months ended May 31, 2025, respectively. These increases were primarily due to strategic investments in ZERUST® oil and gas marketing and sales efforts, including personnel expenses and the corresponding benefits, as well as increased travel and professional fees.

●	NTIC’s net loss attributable to NTIC was $263,291, or $0.03 per diluted common share, for the three months ended May 31, 2026, compared to net income attributable to NTIC of $121,775, or $0.01 per diluted common share, for the three months ended May 31, 2025. NTIC’s net loss attributable to NTIC of $60,795, or $0.01 per diluted common share, for the nine months ended May 31, 2026, compared to net income attributable to NTIC of $1,117,185, or $0.12 per diluted common share, for the nine months ended May 31, 2025.

On April 24, 2026, NTIC announced that the Board of Directors has suspended NTIC’s quarterly cash dividend on its common stock, beginning with its quarterly cash dividend for the third quarter of fiscal 2026, to focus on the reduction of its outstanding debt. The Board of Directors previously had reduced NTIC’s quarterly cash dividend to $0.01 per share beginning with the quarterly cash dividend for its third quarter of fiscal 2025. The length of NTIC’s suspension of its quarterly cash dividend is currently unknown, and the declaration of future dividends is not guaranteed and will be determined by NTIC’s Board of Directors in light of conditions then existing, including NTIC’s earnings, financial condition, cash requirements, restrictions in financing agreements, business conditions, and other factors, including without limitation NTIC’s outstanding debt.

During the nine months ended May 31, 2026, NTIC incurred additional costs related to tariffs and expects such costs to continue throughout fiscal 2026. Management has implemented, and expects to continue to implement, proactive measures to mitigate inflationary and supply chain pressures resulting from tariffs through a combination of supplier diversification, regional sourcing initiatives, cost reduction programs, and manufacturing optimization. Management continues to monitor global trade developments and evaluate opportunities to further reduce its exposure to tariffs by localizing production and developing alternative sourcing options where practicable. With respect to NTIC China, a majority of its production and sales are for local consumption. Accordingly, management believes that NTIC China’s exposure to tariffs, including those imposed by the United States, is limited. However, given the complex and evolving nature of global trade policy, there can be no assurance that tariffs or other trade restrictions will not adversely affect NTIC’s net sales, gross margins, or operating results in future periods. Tariffs have had a particular impact on NTIC’s Natur-Tec® business, which relies on the global procurement of raw materials and finished goods. These factors may affect production economics, customer pricing, and competitive positioning, particularly in markets where NTIC competes with local producers not subject to comparable tariff exposure.

Results of Operations

The following table sets forth NTIC’s results of operations for the three and nine months ended May 31, 2026 and 2025.

	Three Months Ended May 31,
	2026	% of Net Sales	2025	% of Net Sales	$ Change	% Change
Net sales	$24,215,662	n/a	$21,508,563	n/a	$2,707,099	12.6%
Cost of goods sold	16,072,498	66.4%	13,249,123	61.6%	2,823,375	21.3%
Equity in income from joint ventures	1,517,174	n/a	970,314	n/a	546,860	56.4%
Fees for services provided to joint ventures	1,033,786	n/a	1,302,598	n/a	(268,812)	(20.6% )
Selling expenses	4,647,548	19.2%	4,593,226	21.4%	54,322	1.2%
General and administrative expenses	4,324,275	17.9%	3,933,696	18.3%	390,579	9.9%
Research and development expenses	1,206,971	5.0%	1,138,243	5.3%	68,728	6.0%

	Nine Months Ended May 31,
	2026	% of Net Sales	2025	% of Net Sales	$ Change	% Change
Net sales	$69,521,265	n/a	$61,919,022	n/a	$7,602,243	12.3%
Cost of goods sold	45,136,589	64.9%	38,701,045	62.5%	6,435,544	16.6%
Equity in income from joint ventures	3,839,960	n/a	2,720,637	n/a	1,119,323	41.1%
Fees for services provided to joint ventures	3,028,942	n/a	3,656,980	n/a	(628,038)	(17.2% )
Selling expenses	13,732,822	19.8%	13,071,122	21.1%	661,700	5.1%
General and administrative expenses	12,085,935	17.4%	11,113,008	17.9%	972,927	8.8%
Research and development expenses	3,603,085	5.2%	3,770,539	6.1%	(167,454)	(4.4% )

Net Sales. NTIC’s consolidated net sales increased 12.6% and 12.3% to $24,215,662 and $69,521,265 during the three and nine months ended May 31, 2026, respectively, compared to the three and nine months ended May 31, 2025, respectively. These increases were primarily due to increased sales and demand for both Zerust® and Natur-Tec® products during the current fiscal year periods.

The following table sets forth NTIC’s net sales by product segment for the three and nine months ended May 31, 2026 and 2025:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Total ZERUST® sales	$18,145,611	$15,728,637	$52,095,200	$45,316,457
Total Natur-Tec® sales	6,070,051	5,779,926	17,426,065	16,602,565
Total net sales	$24,215,662	$21,508,563	$69,521,265	$61,919,022

During the three and nine months ended May 31, 2026, 74.9% of NTIC’s consolidated net sales, were derived from sales of ZERUST® products and services. Sales of ZERUST® products and services increased 15.4% and 15.0% to $18,145,611 and $52,095,200 during the three and nine months ended May 31, 2026, respectively, compared to $15,728,637 and $45,316,457 during the three and nine months ended May 31, 2025, respectively. These increases were primarily due to increased demand for ZERUST® oil and gas products and ZERUST® industrial products during the current fiscal year periods.

The following table sets forth NTIC’s net sales of ZERUST® products for the three and nine months ended May 31, 2026 and 2025:

	Three Months Ended May 31,
	2026	2025	$ Change	% Change
ZERUST® industrial net sales	$15,926,269	$14,440,591	$1,485,678	10.3%
ZERUST® oil & gas net sales	2,219,342	1,288,046	931,296	72.3%
Total ZERUST® net sales	$18,145,611	$15,728,637	$2,416,974	15.4%

	Nine Months Ended May 31,
	2026	2025	$ Change	% Change
ZERUST® industrial net sales	$44,816,138	$40,965,696	$3,850,442	9.4%
ZERUST® oil & gas net sales	7,279,062	4,350,761	2,928,301	67.3%
Total ZERUST® net sales	$52,095,200	$45,316,457	$6,778,743	15.0%

ZERUST® industrial net sales increased 10.3% and 9.4% during the three and nine months ended May 31, 2026, respectively, compared to the same prior fiscal year periods, primarily due to increased demand for North American ZERUST® and NTI China ZERUST® industrial products during the current fiscal year periods. Overall, demand for ZERUST® products and services depends heavily on the overall health of the markets in which NTIC sells its products, including the automotive, construction, agriculture, and mining markets, in particular.

ZERUST® oil and gas net sales increased 72.3% and 67.3% during the three and nine months ended May 31, 2026, respectively, compared to the same prior fiscal year periods primarily due to increased demand, primarily in the Middle East and Brazil. However, the ongoing geopolitical conflict and related disruptions affecting energy markets and shipping routes in the Middle East may increase the volatility of future customer demand, project timing, and order patterns for NTIC’s oil and gas products and services. In addition, NTIC anticipates that its sales of ZERUST® products and services into the oil and gas industry will continue to remain subject to significant volatility from quarter to quarter as sales are recognized. Demand for oil and gas products around the world depends primarily on market acceptance and the reach of NTIC’s distribution network. Because of the typical size of individual orders and overall size of NTIC’s net sales derived from sales of oil and gas products, the timing of one or more orders can materially affect NTIC’s quarterly sales compared to prior fiscal year quarters. For example, in November 2025, Zerust Brazil secured a three-year offshore oil and gas production asset preservation contract with a leading global engineering, procurement, and construction company to provide advanced corrosion protection solutions for floating production storage and offloading units. The project under this agreement is expected to run through calendar 2028 with an estimated total value of approximately R$70 million (US$13.1 million). This includes approximately R$40 million (US$7.5 million) in materials and approximately R$30 million (US$5.6 million) in engineering and field services. The amount and timing of revenue anticipated to be generated under this agreement may materially and positively affect NTIC’s future quarterly sales and other operating results.

During the three and nine months ended May 31, 2026, 25.1% of NTIC’s consolidated net sales were derived from sales of Natur-Tec® products, compared to 26.9% and 26.8% during the three and nine months ended May 31, 2025, respectively. Sales of Natur-Tec® products increased 5.0% to $6,070,051 during the three months ended May 31, 2026 compared to $5,779,926 during the three months ended May 31, 2025. Sales of Natur-Tec® products increased 5.0% to $17,426,065 during the nine months ended May 31, 2026 compared to $16,602,565 during the nine months ended May 31, 2025. These increases were primarily due to timing differences in sales specifically to customers in North America. The market for biodegradable plastics is expanding worldwide, driven by increasing environmental awareness, regulatory support for sustainable materials, and growing demand for eco-friendly alternatives. As consumers and industries seek to reduce plastic waste, biodegradable plastics offer a viable solution, particularly in sectors like packaging, agriculture, and consumer goods. This trend is further supported by government policies promoting sustainable practices and by advances in biodegradable technology, which make these materials more accessible and cost-effective.

Cost of Goods Sold. Cost of goods sold increased 21.3% and 16.6% for the three and nine months ended May 31, 2026, respectively, compared to the three and nine months ended May 31, 2025 primarily due to the increase in sales and higher raw material prices. Cost of goods sold as a percentage of net sales was 66.4% and 64.9% for the three and nine months ended May 31, 2026, respectively, compared to 61.6% and 62.5% during each of the three and nine months ended May 31, 2025, respectively. The increase for the three- and nine-month comparisons was primarily due to slightly higher raw material prices and discounts on selling prices.

Equity in Income from Joint Ventures. NTIC’s equity in income from joint ventures increased 56.4% and 41.1% to $1,517,174 and $3,839,960 during the three and nine months ended May 31, 2026, respectively, compared to $970,314 and $2,720,637 during the three and nine months ended May 31, 2025, respectively, primarily due to a modification of the fees for services due to tax planning in the nine months ended May 31, 2026 for two joint ventures which resulted in a decrease in fees for services and an increase in equity income for both entities. NTIC’s equity in income from joint ventures fluctuates primarily based on net sales and profitability of the joint ventures during the respective periods. Additionally, of the total equity in income from joint ventures, NTIC had equity in income from joint ventures of $1,681,054 attributable to EXCOR during the nine months ended May 31, 2026, compared to $1,340,674 attributable to EXCOR during the nine months ended May 31, 2025. This increase was due to the modification of fees noted above. NTIC had equity in income from all other joint ventures of $2,158,906 during the nine months ended May 31, 2026, compared to $1,379,963 during the nine months ended May 31, 2025.

Fees for Services Provided to Joint Ventures. NTIC recognized fee income for services provided to joint ventures of $1,033,786 and $3,028,942 during the three and nine months ended May 31, 2026, respectively, compared to $1,302,598 and $3,656,980 during the three and nine months ended May 31, 2025, respectively, representing decreases of 20.6% and 17.2%, respectively, primarily due to a modification of the fees for services plans due to tax planning in fiscal 2026 for two joint ventures, which resulted in a decrease in fees for services and an increase in equity in income for both entities. Fee income for services provided to joint ventures is traditionally a function of the sales made by NTIC’s joint ventures; however, at various joint ventures, the fee income for services is a fixed amount that does not fluctuate with the change in sales experienced by certain joint ventures during the three and nine months ended May 31, 2025, specifically EXCOR. Net sales at the joint ventures increased 15.1% and 11.8% to $26,707,572 and $74,722,581 during the three and nine months ended May 31, 2026, respectively, compared to $23,211,613 and $66,848,498 during the three and nine months ended May 31, 2025, respectively. These increases were primarily due to increases in demand for products at most joint ventures. Net sales of NTIC’s joint ventures are not included in NTIC’s product sales and are not included in NTIC’s consolidated financial statements. Of the total fee income for services provided to joint ventures, fees of $74,081 were attributable to EXCOR during the nine months ended May 31, 2026, as only one month of fees were recorded before the change in fees was made, compared to fees of $626,999 attributable to EXCOR during the nine months ended May 31, 2025.

Selling Expenses.  NTIC’s selling expenses increased 1.2% and 5.1% during the three and nine months ended May 31, 2026, respectively, compared to the same respective periods in fiscal 2025 primarily due to increased personnel expense and strategic investments in ZERUST® oil & gas marketing and sales efforts during the current fiscal year periods compared to the same prior fiscal year periods. Selling expenses as a percentage of net sales, decreased to 19.2% and 19.8% for the three and nine months ended May 31, 2026, respectively, compared to 21.4% and 21.1% for the three and nine months ended May 31, 2025, respectively, primarily due to increased net sales, partially offset by increased selling expenses.

General and Administrative Expenses. NTIC’s general and administrative expenses increased 9.9% and 8.8% for the three and nine months ended May 31, 2026, respectively, compared to the same respective periods in fiscal 2025 primarily due to increased professional services and travel and personnel expenses, which relate in part to increased information technology infrastructure, during the current fiscal year periods compared to the same prior fiscal year periods. As a percentage of net sales, general and administrative expenses decreased to 17.9% and 17.4% for the three and nine months ended May 31, 2026, respectively, from 18.3% and 17.9% for the same respective periods in fiscal 2025 primarily due to increased net sales, partially offset by increased general and administrative expenses.

Research and Development Expenses. NTIC's research and development expenses increased 6.0% for the three months ended May 31, 2026 compared to the same prior fiscal year period and decreased 4.4% for the nine months ended May 31, 2026 compared to the same prior fiscal year period. The increase for the three-month comparison was primarily due to an increase in personnel expenses and the decrease for the nine-month comparison was primarily due to the transition of expenses from research and development to selling expenses.

Interest Income. NTIC's interest income increased to $64,089 for the three months ended May 31, 2026 compared to $37,821 for the three months ended May 31, 2025 and decreased to $166,899 for the nine months ended May 31, 2026 compared to $273,544 for the nine months ended May 31, 2025. The increase for the three-month comparison was primarily due to changes in invested cash balances and rates of return at various subsidiaries. The decrease for the nine-month comparison was primarily due to interest income recognized during the prior fiscal year period related to the payment of the employee retention credit (ERC), which did not repeat in the current fiscal year period, as well as changes in invested cash balances and rates of return at various subsidiaries.

Interest Expense. NTIC's interest expense increased to $203,872 and $600,489 during the three and nine months ended May 31, 2026, respectively, compared to $162,096 and $421,471 during the three and nine months ended May 31, 2025, respectively. These increases were primarily due to increased outstanding average borrowings during the current fiscal year periods.

Other Income. NTIC recognized $1,139,756 in other income during the nine months ended May 31, 2025 due to the receipt of the ERC payment. No other income was recognized during the current fiscal year periods. The ERC payment was a one-time event and does not represent recurring operational revenue.

Income Before Income Tax Expense. NTIC had income before income tax expense of $375,547 and $1,398,146 for the three and nine months ended May 31, 2026, respectively, compared to $742,912 and $2,632,754 for the three and nine months ended May 31, 2025, respectively.

Income Tax Expense. Income tax expense was $392,802 and $733,321 for the three and nine months ended May 31, 2026, respectively, compared to $410,461 and $903,529 during the three and nine months ended May 31, 2025, respectively. Income tax expense was calculated based on management’s estimate of NTIC’s annual effective income tax rate.

NTIC considers the earnings of certain foreign joint ventures to be indefinitely invested outside the United States on the basis of estimates that NTIC’s future domestic cash generation will be sufficient to meet future domestic cash needs.  As a result, U.S. income and foreign withholding taxes have not been recognized on the cumulative undistributed earnings of $29,415,417 and $27,667,432 as of May 31, 2026 and August 31, 2025, respectively. To the extent undistributed earnings of NTIC’s joint ventures are distributed in the future, they are not expected to result in any material additional income tax liability after the application of foreign tax credits.

Net (Loss) Income Attributable to NTIC. Net loss attributable to NTIC was $263,291, or $0.03 per diluted common share, for the three months ended May 31, 2026, compared to $121,775, or $0.01 per diluted common share, for the three months ended May 31, 2025.  Net loss attributable to NTIC was $60,795, or $0.01 per diluted common share, for the nine months ended May 31, 2026, compared to net income attributable to NTIC of $1,117,185, or $0.12 per diluted common share, for the nine months ended May 31, 2025. These decreases in net income attributable to NTIC were primarily due to the decreases in other income, increases in operating expenses, and increases in interest expense, partially offset by the increases in gross profit and increases in joint venture operating income, in each case in the current fiscal year periods compared to the prior fiscal year periods.

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

Other Comprehensive Income – Foreign Currency Translations Adjustment. The changes in the foreign currency translations adjustment were due to the fluctuation of the U.S. dollar compared to the Euro and other foreign currencies during the three and nine months ended May 31, 2026 compared to the same respective periods in fiscal 2025.

Liquidity and Capital Resources

Sources of Cash and Working Capital.  NTIC’s working capital, defined as current assets less current liabilities, was $19,991,590 as of May 31, 2026, reflecting $7,275,981 in cash and cash equivalents, $11,763,555 outstanding under NTIC’s line of credit, and $3,014,086 outstanding under the current portion of NTIC’s term loans, compared to $20,438,722 as of August 31, 2025, reflecting $7,250,523 in cash and cash equivalents, $9,329,021 outstanding under NTIC’s line of credit, and $2,820,835 of outstanding term loan designated as current liabilities. NTIC’s working capital has decreased in the current fiscal year period as compared to prior fiscal year periods due in part to a reduction in distributions of earnings from its joint ventures, including in particular its EXCOR joint venture in Germany. Management intends to focus strategically on reducing NTIC’s debt through positive operating cash flows and improving working capital efficiencies during the remainder of fiscal 2026 and into fiscal 2027.

As part of this strategic focus to reduce outstanding debt, on April 24, 2026, NTIC announced that its Board of Directors has suspended NTIC’s quarterly cash dividend on its common stock, beginning with its quarterly cash dividend for the third quarter of fiscal 2026. No assurance can be provided as to if and when NTIC’s quarterly cash dividends will be reinstated.

NTIC believes that a combination of its existing cash and cash equivalents, forecasted cash flows from future operations, anticipated distributions of earnings from NTIC’s joint ventures, anticipated fees to NTIC for services provided to its joint ventures, and funds available through existing or anticipated financing arrangements will be adequate to fund its existing operations, investments in new or existing joint ventures or subsidiaries, capital expenditures, debt repayments, any cash dividends, and any stock repurchases for at least the next 12 months.

During the remainder of fiscal 2026, subject to available cash resources, NTIC expects to continue to invest through its use of working capital in Zerust India, NTIC China, NTI Europe, its joint ventures, research and development, marketing efforts, resources for the application of its corrosion prevention technology in the oil and gas industry, and its Natur-Tec® bio-plastics business, although the amounts of these various investments are not known at this time.

NTIC also may use some of its available capital resources to acquire the remaining ownership interests of joint ventures not owned by NTIC as they become available or appropriate and for the formation of one or more new subsidiaries to assume the operations of a joint venture. Some of these joint venture transitions may materially impact NTIC’s results of operations for a particular reporting period.

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

In order to take advantage of new product and market opportunities to expand its business and increase its revenues and assist with joint venture transitions, NTIC may decide to finance such opportunities by additional borrowings under its revolving line of credit or raising additional financing through the issuance of debt or equity securities, in each case as available or determined appropriate by NTIC. There is no assurance that any financing transaction will be available on terms acceptable to NTIC or at all or that any financing transaction will not be dilutive to NTIC’s current stockholders.

Credit Agreement with JPMorgan Chase Bank, N.A. NTIC is party to a Credit Agreement (as amended, the Credit Agreement) with JPMorgan Chase Bank, N.A. (JPM), which provides NTIC with a senior secured revolving line of credit (the Credit Facility) of up to $12.0 million, which includes a $5.0 million sublimit for standby letters of credit. Borrowings of $11,763,555 and $9,329,021 were outstanding under the Credit Facility as of May 31, 2026 and August 31, 2025, respectively.

On December 17, 2025, NTIC and JPM renewed NTIC's Credit Agreement to extend the maturity date of the Credit Facility from January 5, 2026 to February 5, 2027.

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

Borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term "CB Floating Rate" means the greater of the Prime Rate in the United States or 2.50%. The term "Adjusted SOFR Rate" means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. In March 2026, NTIC elected to convert its outstanding borrowings under the Credit Facility from the CB Floating Rate to the Adjusted SOFR Rate. The weighted average interest rate was 6.20% and 6.65% for the nine months ended May 31, 2026 and 2025, respectively.

To secure the Credit Agreement, NTIC assigned JPM a continuing security interest in all of its right, title and interest in collateral made up of the assets of NTIC.

The Credit Agreement contains customary affirmative and negative covenants, including, among other matters, limitations on NTIC's ability to incur additional debt, grant liens, engage in certain business operations and transactions, make certain investments, modify its organizational documents or form any new subsidiaries, subject to certain exceptions. Further, the Credit Agreement contains a negative covenant that restricts the ability of NTIC to redeem or repurchase its common stock or pay dividends if the result of which would cause an event of default under the Credit Agreement. The Credit Agreement also requires NTIC to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00. The term "Fixed Charge Coverage Ratio" means the ratio, computed for NTIC on a consolidated basis, of net income plus income tax expense, plus amortization expense, plus depreciation expense, plus interest expense, and plus dividends received from joint ventures, minus unfinanced capital expenditures and equity in income from joint ventures, all computed for the twelve month period then ending, to scheduled principal payments made, plus scheduled finance lease payments made, plus interest expense paid, plus income tax expense paid, and plus cash distributions and dividends paid, all computed for the same twelve month period then ending.

NTIC was not in compliance with the Fixed Charge Coverage Ratio covenant under the Credit Agreement as of May 31, 2026. The Credit Agreement requires NTIC to maintain a Fixed Charge Coverage Ratio of at least 1.25 to 1.00, and NTIC's Fixed Charge Coverage Ratio was 0.68 to 1.00 as of May 31, 2026. On July 7, 2026, NTIC obtained a waiver from JPM with respect to such noncompliance for the period ended May 31, 2026.

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

Other Credit Arrangements. On each of April 27, 2026 and May 28, 2026, NTIC's wholly owned subsidiary in China, NTIC China, renewed its loan agreement with China Construction Bank Corporation. Each term loan provides NTIC China with a RMB 10,000,000 (USD $1.40 million). The term loans mature in April 2027 and May 2027, respectively, and it is anticipated that each term loan will be extended for an additional one-year period at maturity, although there can be no assurance that it will be able to do so. Each term loan bears interest at the one-year Loan Prime Rate (LPR) minus 75 basis points, fixed at the LPR in effect on the business day prior to the loan's effective date and held constant for the 12-month term, resulting in an annual interest rate of 3.25% for each loan, with interest due monthly. Both term loans are secured by an office building owned by NTIC China and the loan agreements contain certain financial and other covenants. NTIC China was in compliance with all covenants under the loan agreements as of May 31, 2026. The outstanding balance as of May 31, 2026 for both term loans was a total of USD $2,955,083.

On August 30, 2025, NTIC’s majority owned subsidiary in India, Natur-Tec India, entered into a Foreign Currency Term Loan Agreement with IDFC FIRST Bank Limited (the Bank). The term loan provides Natur-Tec India with a facility of INR 500 lakhs (USD $600,000) to finance the purchase of land in Chennai, India. The loan was disbursed on August 30, 2025 for INR 461 lakhs (USD $522,545) and is repayable in 85 monthly installments to a US dollar account of USD $7,899 each beginning October 5, 2025 and continuing through September 5, 2032. Borrowings bear interest at a fixed rate of 6.45% per annum. The loan is secured by a lien over Natur-Tec India’s cash deposits with the Bank totaling INR 476 lakhs (USD $539,731), and the related land purchase, which was registered in November 2025. The outstanding balance as of May 31, 2026 was INR 425.7 lakhs (USD $448,239), of which INR 56.0 lakhs (USD $59,003) was classified as current and INR 369.6 lakhs (USD $389,236) as long-term. The term loan contains customary affirmative and negative covenants applicable to Natur-Tec India, including, among other matters, restrictions on incurring additional indebtedness, creating liens, or changing the nature of its business. Natur-Tec India was in compliance with all covenants under the term loan agreement as of May 31, 2026.

Uses of Cash and Cash Flow. Net cash used in operating activities during the nine months ended May 31, 2026 was $758,572, which resulted principally from equity in income from joint ventures and changes in assets and liabilities, partially offset by NTIC’s net income, dividends received from joint ventures, depreciation and amortization expense and stock-based compensation. Net cash provided by operating activities during the nine months ended May 31, 2025 was $3,808,450, which resulted principally from NTIC’s net income, trade receivables, dividends received from joint ventures, and stock-based compensation, and was partially offset by equity in income from joint ventures.

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

NTIC experienced an increase in trade receivables and an increase in inventory as of May 31, 2026, compared to August 31, 2025. Trade receivables increased by $241,305, primarily due to the timing of sales and collections, while inventory increased by $313,531, primarily due to the timing of purchases, production and sales.

Outstanding trade receivables decreased an average of 5 days to an average of 71 days from balances outstanding from these customers as of May 31, 2026 from an average of 76 days as of August 31, 2025.

Outstanding receivables for services provided to joint ventures as of May 31, 2026 increased $15,108 compared to August 31, 2025, and the average days to pay increased an average of 24 days to an average of 97 days from an average of 73 days as of August 31, 2025.

Net cash used in investing activities for the nine months ended May 31, 2026 was $1,240,226, which was primarily the result of purchases of property and equipment and investments in intangibles. Net cash used in investing activities for the nine months ended May 31, 2025 was $3,378,123, which was primarily the result of the investments in intangible assets and purchases of property and equipment.

Net cash provided by financing activities for the nine months ended May 31, 2026 was $1,951,460, primarily due to borrowings under the line of credit and proceeds from NTIC’s employee stock purchase plan, partially offset by repayments on the line of credit, dividends paid to shareholders and dividends paid to non-controlling interests. Net cash provided by financing activities for the nine months ended May 31, 2025 was $1,459,221, which resulted from net payments under the line of credit and proceeds from NTIC’s employee stock purchase plan, and was partially offset by dividends paid to shareholders and dividends received by non-controlling interest.

Share Repurchase Plan. On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time. As of May 31, 2026, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program. No repurchases occurred during the nine months ended May 31, 2026.

Cash Dividends. During the nine months ended May 31, 2026, NTIC’s Board of Directors declared cash dividends on the following dates in the following amounts to the following holders of NTIC’s common stock:

Declaration Date	Amount	Record Date	Payable Date
October 15, 2025	$0.01	October 29, 2025	November 12, 2025
January 14, 2026	$0.01	January 28, 2026	February 11, 2026

On April 24, 2026, NTIC announced the suspension of its quarterly cash dividend on its common stock, beginning with its quarterly cash dividend for the third quarter of fiscal 2026, to focus on the reduction of its outstanding debt. Therefore, NTIC did not declare a cash dividend during the quarter ended May 31, 2026.

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

Capital Expenditures and Commitments. NTIC spent $1,052,761 on capital expenditures during the nine months ended May 31, 2026, which related primarily to investments in land at a planned new facility for Natur-Tec India in Chennai, India. NTIC expects to spend an aggregate of approximately $600,000 to $900,000 on capital expenditures during the remainder of fiscal 2026, which it expects will relate primarily to construction of new buildings and warehouses in India and Brazil, as well as the purchase of new equipment and facility improvements in the United States.

Inflation and Seasonality

Although inflation in the United States and abroad historically has had minimal effect on NTIC, it adversely affected NTIC’s gross margins during the three and nine months of fiscal 2026. NTIC believes there is some seasonality in its business. NTIC’s net sales in the second fiscal quarter are typically adversely affected by the long Chinese New Year, the North American holiday season and overall less corrosion taking place at lower winter temperatures worldwide.

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

Any outstanding advances under NTIC’s Credit Facility with JPM bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate, as defined above. In March 2026, NTIC elected to convert its outstanding borrowings under the Credit Facility from the CB Floating Rate to the Adjusted SOFR Rate. The weighted average interest rate was 6.20% and 6.65% for the nine months ended May 31, 2026 and 2025, respectively. Borrowings of $11,763,555 were outstanding under the Credit Facility as of May 31, 2026.

Both term loans undertaken by NTIC China with China Construction Bank Corporation have an annual interest rate of 3.25% with interest due monthly. The current outstanding balance as of May 31, 2026 for both term loans is a total of USD $2,955,083.

The Foreign Currency Term Loan taken out with IDFC FIRST Bank Limited bears interest at a fixed rate of 6.45% per annum. The outstanding balance as of May 31, 2026 was $448,239.

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

Forward-looking statements are based on current expectations about future events affecting NTIC and are subject to uncertainties and factors that affect all businesses operating in a global market as well as matters specific to NTIC. These uncertainties and factors are difficult to predict, and many of them are beyond NTIC’s control. The following are some of the uncertainties and factors known to us that could cause NTIC’s actual results to differ materially from what NTIC has anticipated in its forward-looking statements:

●	The effect the U.S.-Israel-Iran conflict and the closure of the Strait of Hormuz, which have had immediate and substantial effects on global trade, energy markets and financial markets;

●	The effect of changes to trade regulation, quotas, duties, or tariffs, caused by the changing U.S. and geopolitical environments or otherwise;

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

●

NTIC’s relationships with its joint ventures and its ability to maintain those relationships, especially in light of the importance of NTIC’s joint ventures to NTIC’s business, operating results and financial condition, as well as anticipated succession planning issues, and risks associated with possible future acquisitions of the remaining ownership interests of certain joint ventures;

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

The tariff environment is complex and evolving. NTIC’s business incurred in the nine months ended May 31, 2026, and expects to continue to incur throughout fiscal 2026, additional costs as it relates to tariffs. NTIC has taken and will continue to take action to mitigate inflationary pressures caused by tariffs through a combination of targeted price increases, supplier diversification and other strategic sourcing adjustments, cost reductions, and manufacturing optimization. With respect to NTIC China, specifically, the majority of NTIC China’s production and sales are for local consumption; and therefore, NTIC believes NTIC China’s exposure to tariffs, included those imposed by the United States is limited.

Some raw materials used in NTIC’s products are exposed to commodity price changes. The primary commodity price exposures are with a variety of plastic resins.

With respect to interest rate risk, borrowings under the Credit Agreement bear interest at a floating rate, at the option of NTIC, equal to either the CB Floating Rate or the Adjusted SOFR Rate. The term “CB Floating Rate” means the greater of the Prime Rate in the United States or 2.50%. The term “Adjusted SOFR Rate” means the term secured overnight financing rate for either one, three or six months (depending on the interest period selected by NTIC) plus 0.10% per annum. With respect to any borrowings using an Adjusted SOFR Rate, there is an applicable margin of 2.35% applied per annum. There is no applicable margin with respect to borrowings using a CB Floating Rate. In March 2026, NTIC elected to convert its outstanding borrowings under the Credit Facility from the CB Floating Rate to the Adjusted SOFR Rate. The weighted average interest rate was 6.20% for the nine months ended May 31, 2026. Borrowings of $11,763,555 were outstanding under the Credit Facility as of May 31, 2026. The two term loans undertaken by NTIC China with China Construction Bank Corporation have annual interest rates of 3.25%, with interest due monthly. The outstanding balance as of May 31, 2026 for both term loans is a total of USD $2,955,083. In addition, the foreign currency term loan entered into by Natur-Tec India with IDFC FIRST Bank Limited bears interest at a fixed rate of 6.45% per annum. The outstanding balance as of May 31, 2026 for this term loan is USD $448,239.

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

Changes in Internal Control over Financial Reporting

There was no change in NTIC’s internal control over financial reporting that occurred during the quarter ended May 31, 2026 that has materially affected or is reasonably likely to materially affect NTIC’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 13 to NTIC’s consolidated financial statements in Part I. Item 1. Financial Statements of this report.

ITEM 1A.	RISK FACTORS

Although Item 1A. is inapplicable to NTIC as a smaller reporting company, NTIC hereby discloses the following updated risk factor:

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

Recent Sales of Unregistered Equity Securities

During the three months ended May 31, 2026, NTIC did not issue any shares of its common stock or other equity securities of NTIC that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table shows NTIC’s third quarter of fiscal 2026 stock repurchase activity.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2026 through March 31, 2026	0	$0	0	(1)
April 1, 2026 through April 30, 2026	0	$0	0	(1)
May 1, 2026 through May 31, 2026	0	$0	0	(1)
Total	0	$0	0	(1	)(2)

_______________________

(1)         On January 15, 2015, NTIC’s Board of Directors authorized the repurchase of up to $3,000,000 in shares of NTIC common stock through open market purchases or unsolicited or solicited privately negotiated transactions. This program has no expiration date but may be terminated by NTIC’s Board of Directors at any time.

(2)         As of May 31, 2026, up to $2,640,548 in shares of NTIC common stock remained available for repurchase under NTIC’s stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended May 31, 2026, none of NTIC’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

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

101

The following materials from NTIC’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income, (iv) the unaudited Consolidated Statements of Equity, (v) the unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN TECHNOLOGIES INTERNATIONAL CORPORATION

/s/ Matthew C. Wolsfeld
Date: July 9, 2026	Matthew C. Wolsfeld, CPA
Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized to Sign on Behalf of the Registrant)